Form 10-K
period 2023-12-31
Nature's Miracle Holding Inc.
filed 2024-04-16
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 001-41977

NATURE’S MIRACLE HOLDING INC.

(Exact name of small business issuer as specified in its charter)

Delaware	88-3986430
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

858 N Central Ave

Upland, CA 91786

(Address of principal executive offices) (Zip Code)

(949) 798-6260

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NMHI	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock, at an exercise price of $11.50 per share	NMHIW	The Nasdaq Stock Market LLC

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2023 based on the last sale of the Company’s common stock, was approximately $24,486,934.

As of April 11, 2024, the Registrant had 26,306,751 shares of common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Nature’s Miracle Holding Inc. was initially incorporated in Cayman Islands on February 19, 2021 under the name Lakeshore Acquisition II Corp. (“Lakeshore”). The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. On March 11, 2022, Lakeshore consummated an initial public offering (“IPO”), after which its securities began trading on The Nasdaq Capital Market.

As previously announced, on September 9, 2022, Lakeshore, LBBB Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as defined below, (the “Merger Sub”), Nature’s Miracle, Inc., a Delaware corporation (“Nature’s Miracle”), Tie (James) Li, as the representative of the stockholders of Nature’s Miracle and RedOne Investment Limited, a British Virgin Islands company, Lakeshore’s sponsor (the “Sponsor”), acting as the representative of the stockholders of Lakeshore, entered into a Merger Agreement (as amended on June 7, 2023 by Amendment No. 1 and on December 8, 2023 by Amendment No. 2, the “Merger Agreement”), pursuant to which, among other transactions, on March 11, 2024 (the “Closing Date”), Lakeshore merged with and into LBBB Merger Corp. (the “Company”), a Delaware corporation formed for the sole purpose of reincorporating Lakeshore into the State of Delaware (the “Reincorporation”), with the Company surviving, and immediately after the Reincorporation, the Merger Sub merged with and into Nature’s Miracle, with Nature’s Miracle surviving the Merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the Business Combination (the “Closing”), the Company changed its name to “Nature’s Miracle Holding Inc.” (sometimes referred to herein as “New Nature’s Miracle”).

On February 15, 2024, Lakeshore held a special meeting of its stockholders (the “Special Meeting”) in connection with the Business Combination. At the Special Meeting, the Lakeshore stockholders voted to approve the Business Combination with Nature’s Miracle and the other related proposals.

Pursuant to the Merger Agreement, at the effective time of the Business Combination, each share of Nature’s Miracle common stock issued and outstanding immediately prior to the effective time was canceled and automatically converted into the right to receive the applicable pro rata portion of shares of the Company common stock, the aggregate value of which was equal to: (a) $230,000,000 minus (b) the estimated Closing Net Indebtedness (as defined in the Merger Agreement) (the “Merger Consideration”). Immediately after giving effect to the Business Combination, there were 26,306,751 issued and outstanding shares of New Nature’s Miracle’s common stock.

Immediately following the Closing, New Nature’s Miracle’s board of directors consisted of five (5) individuals, with four (4) of those individuals being appointed by the former board of directors of Nature’s Miracle, and the remaining individual was appointed by the Sponsor.

As of the Closing Date, New Nature’s Miracle’s post-Closing directors and executive officers and their respective affiliated entities beneficially owned approximately 55.8% of the outstanding shares of common stock of New Nature’s Miracle, and the securityholders of Lakeshore immediately prior to the Closing (which includes the Sponsors and their affiliates) beneficially owned post-Closing approximately 15% of the outstanding shares of common stock of New Nature’s Miracle.

New Nature’s Miracle common stock commenced trading on The Nasdaq Global Market LLC under the symbol “NMHI” and its warrants started trading under the ticker symbol “NMHIW” on The Nasdaq Capital Market LLC on March 11, 2024.

Unless the context otherwise requires, references to “the Company,” “we,” “us” and “our” refer to Lakeshore prior to the closing of the Business Combination and to the post-combination company and its consolidated subsidiaries following the Business Combination, and “Nature’s Miracle” refers to the business of Nature’s Miracle prior to the Business Combination.  This Annual Report on Form 10-K (the “Annual Report”) principally describes the business and operations of the Company following the Business Combination, other than the audited consolidated financial statements for the year ended December 31, 2023 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations of Lakeshore prior to the Business Combination. Substantially concurrently with the filing of this Annual Report, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on March 15, 2024, which will include the audited consolidated financial statements of Nature’s Miracle for the year ended December 31, 2023 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

ii

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Business Combination;

●	the projected financial information, anticipated growth rate and market opportunities of the Company;

●	our ability to maintain the listing of our shares of common stock on The Nasdaq Global Market and warrants on The Nasdaq Capital Market;

●	our ability to develop and sell our product offerings and services;

●	manage risks associated with seasonal trends and the cyclical nature of the agriculture industry;

●	the potential liquidity and trading of our securities;

●	our ability to acquire and protect intellectual property;

●	manage risks associated with our dependence on a small number of outside contract manufacturers;

●	our ability to respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets into which we expand or otherwise operate in;

●	our ability to enhance future operating and financial results;

●	our ability to meet future liquidity requirements, which may require us to raise financing in the future;

●	our ability to retain or recruit, or changes required in, our officers, key employees or directors;

●	our ability to implement and maintain effective internal controls; and

●	factors relating to our business, operations and financial performance, including:

o	our ability to comply with laws and regulations applicable to our business;

o	market conditions and global and economic factors beyond our control;

o	our ability to compete in the highly-competitive and evolving agriculture industry;

o	our ability to continue to develop new products and innovations;

o	our ability to enter into, successfully maintain and manage relationships with partners and distributors; and

o	our ability to acquire or make investments in other businesses, patents, technologies, products or services to grow the business, and realize the anticipated benefits therefrom.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. These forward-looking statements are only predictions based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report. It is not possible for the management of the Company to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Annual Report.

The forward-looking statements included in this Annual Report are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We do not undertake any obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in expectations, except as required by law. You should read this Annual Report and the documents that have been filed as exhibits hereto with the understanding that the actual future results, levels of activity, performance, events and circumstances of the Company may be materially different from what is expected.

iii

PART I

Item 1. Business.

New Business Overview

We are a growing agriculture technology company providing Controlled Environment Agriculture (“CEA”) hardware products to growers in the CEA industry setting in North America. We provide hardware to design, build and operate various indoor growing settings, including greenhouse and indoor growing spaces. Through our two wholly-owned subsidiaries, Visiontech Group Inc. (“Visiontech”) and Hydroman, Inc. (“Hydroman”), we provide grow lights as well as grow media products to indoor growers in North America. We are setting up our first manufacturing center of grow lights in Manitoba, Canada and are expecting to set up additional manufacturing and assembly facilities in North America. We have developed a robust customer base in the U.S. and Canada aiming to meet consumers’ growing needs of fresh and local vegetable products. Although we currently only provide our customers with CEA hardware products, our goal is to offer turnkey solutions to our customers by providing design, construction and hardware installment services in the future. We primarily serve the North American market and in the fiscal year ended December 31, 2023 generated revenues of approximately $8.9 million and incurred a gross loss of approximately $0.9 million  as compared to revenues of approximately $18.6 million and a gross profit of $1.7 million in the fiscal year ended December 31, 2022.

CEA refers to an indoor, technology-based approach to cultivating crops under optimal growing conditions. It includes the vertical farming sector and the indoor cultivation of an ever-increasing range of specialty crops for a range of applications from food to health. Vertical farming refers to the use of an artificial light environment instead of sunlight to ensure the healthy and effective growth of plants. Vertical farming has become increasingly popular during the COVID-19 pandemic as supply chain disruptions and labor shortages feed fears over global food security. As a result, it has also become a demand driver for hydroponic products, which are used in the farming of plants using soilless growing media and often artificial lighting in a controlled indoor or greenhouse environment.

Through CEA, growers can be more efficient with physical space, water and resources, while enjoying year-round and more rapid growth cycles as well as more predictable and abundant grow yields, when compared to other traditional growing methods.

We currently use two warehouses across the U.S. and are in the process of setting up a new manufacturing facility in Canada.

Acceleration of CEA Indoor Farming Adoption

The commercial agriculture industry is increasingly adopting more advanced agricultural technologies to improve productivity and operations. The benefits of CEA indoor farming include:

(i)	Greater product safety, quality and consistency;

(ii)	More reliable, climate-agnostic year-round crop supply from multiple, faster harvests per year as opposed to a single, large harvest with outdoor cultivation;

(iii)	Lower risk of crop loss from pests (and subsequently lower need for pesticides) and plant disease;

(iv)	Lower required water and pesticide use compared to conventional farming, offering incremental benefits in the form of reduced chemical runoff and lower labor requirements; and

(v)	Potentially lower operating expenses from resource-saving technologies such as high-efficiency light-emitting diode (the “LED”) lights, precision nutrient and water systems and automation.

The implementation of CEA indoor farming continues to increase globally, driven by these factors and growth in fruit and vegetable cultivation, consumer horticulture and the continued adoption of vertical cultivation.

Increased Focus on Environmental, Social, and Governance (“ESG”) Issues

We believe that the growth and change in our end markets are driven in part by various ESG trends aimed at conserving resources and improving the transparency and security of our food supply chain. Overall, indoor farming has superior performance characteristics in terms of selected key ESG performance criteria compared to traditional agriculture:

(i)	More efficient land usage;

Indoor farming can increase crop yields per square foot and reduce the amount of land needed to grow crops. Certain types of greenhouses can yield 20 times the yield per acre than conventional farming, according to the U.S. Department of Agriculture.

(ii)	More efficient freshwater usage;

Indoor farming allows water to be managed and recycled within a closed-loop system and therefore generally requires less water than traditional outdoor farming. In some cases, indoor farming can grow plants using ten times less water than soil farming, according to the U.S. National Park Service.

(iii)	Decreased use of fertilizer and pesticides;

In indoor farming, there is less demand for pesticide application, and growers can use fewer pesticides and apply pesticides more precisely than in traditional outdoor farming.

(iv)	Reduced carbon emissions;

Indoor farming brings large-scale farming operations closer to the end user, shortening the transport distance for ready-to-use crops.

(v)	Reduced food waste;

Indoor farming brings food production closer to the end user and makes the time between production and consumption shorter, the product spoilage, damage and waste are reduced.

(vi)	Chemical runoff prevention; and

Due to the closed-loop nature of indoor farming systems, it significantly reduces the risk of chemical runoff, which is often more difficult to control in traditional outdoor farming.

(vii)	Supports organic farming.

Indoor farming is ideal for organic farming, and consumer demand for organic farming is increasing.

COVID-19

The pandemic and outbreaks of coronavirus (“COVID-19”) have led to significant changes in consumer sentiment and behavior, which has changed the dynamics of the indoor farming industry. COVID-19 has reinforced consumer concerns about food safety and transparency in food production around the world. Indoor farming offers a more sustainable and safer alternative to traditional outdoor farming, bringing food grown closer to where it is finally consumed, thereby reducing supply chain-related risks and food waste. We believe that this increased focus on food security and sustainable sourcing will benefit our industry in the long term.

Our Core Competitive Strengths

Our Products

We are a provider of equipment for the CEA industry in North America. Our suppliers are grow light original equipment manufacturers in Asia, Europe, and North America. To reduce lead time and save logistic time and cost, we are in the process of setting up our first manufacturing and assembling facility for grow lights, in Manitoba province, Canada. Our goal is to provide our consumers with fully integrated end-to-end turnkey solutions for cultivation facilities with an emphasis on cost and efficiency.

We offer both innovative, branded products supported by a registered trademark, “eFinity,” and distribute third-party products. Our product offerings span grow lights and growing media. The following is a list of some of our market-leading products across key greenhouse products.

(i)	Lighting Products

a)	LED Fixtures

Our LED fixtures products are full-spectrum LED and are suitable for full-term plant growth indoor and greenhouse cultivation, from the vegetative stage to the higher-light-requiring bloom and finishing stages all year round.

The explanation of the measurements we used are as follows:

PPF	and μmol/s

Photosynthetic Photon Flux (“PPF”) density measures the amount of micromoles of photons striking a square meter per second (“μmol/s”).

Full daylight sun at noon in the summer is around 2000 μmol/s. What the plants actually need for growing, however, is likely to be much less than that.

μmol/J

The industry standard for measuring grow light efficiency is micromole per joule (“μmol/J”). It means that for every joule of electrical energy (joule = watt * second) a certain number of photon micromoles are produced.

Highly efficient LED grow lights range from 1.5 μmol/j and up, and the number is constantly improving. For high pressure sodium (“HPS”) lights, the numbers are around 1.7 μmol/j.

Product Name	Description of Product	Key Features	Market
eFinity SUPERSTAR S-840W INDOOR LED	High light output/low heat generation and ideal spectrum for effective growth throughout the year

●   Full Spectrum LED light fixture for all stages

●   PPF 2520 μmol/s

●   Efficacy 3.0 μmol/J

●   Dimmability from 0 to 100%

●   Controllable

●   Certified with Electrical Testing Laboratories (“ETL”), and DLC Qualified Products Lists (“DLC”) listed

●   5-year warranty on ballast

●   50,000 hour warranty on LEDs

North America

Product Name	Description of Product	Key Features	Market
eFinity 2100 PRO 780W 1:1 DIRECT REPLACEMENT GREENHOUSE/INDOOR LED	Deep Penetrating 1:1 LED Fixture for Replacing 1000W HPS Lights and Fitting Seamlessly in Existing HPS Layouts for Greenhouses or Indoor Cultivation

●   Full Spectrum LED light fixture for all stages

●   PPF 2128 umol/s

●   Efficacy 2.8 μmol/J

●   Dimmability from 0 to 100%

●   Controllable

●   Samsung and Osram LED chips

●   Certified with ETL, DLC listed

●   5-year warranty on ballast

●   50,000 hour warranty on LEDs

North America
eFinity SUPERSTAR GenIII 660W W/ FAR-RED & UVA BOOSTER TO 720W INDOOR LED	Versatile Adjustable and High PPF & Efficacy Heavy-Duty Full Spectrum 8-bar Indoor LED Grow Light Fixture with both Far Red and UVA Booster for All Stages

●   Full Spectrum LED light fixture for all stages

●   PPF 2088 μmol/s

●   Efficacy 2.9 μmol/J

●   Certified with the ETL/DLC mark and IP66 rating

●   Plug and play installation, high PPF with less heat to help grow better

●   Designed for commercial growers, full cycle spectra for rapid growth and complete plant development

North America

Product Name	Description of Product	Key Features	Market
XT 780 TOPLIGHTING

●   Compact Design

●   Maximizes Sunlight Use

●   Energy saving, high efficiency, low maintenance cost

●   Light also available with dimmable control

●   Hanger design and fast connect plug for easy installation

●   1:1 Replacement HPS

PPF: μmol/s 2496

Power consumption: W 780

Dimensions: μmol/J 3.2

Efficiency: mm L740*W330*H105

Weight: kg 15.5

Input voltage: VAC 277-480

Power factor: >0.9

Rated Average Lifetime: hrs L90>50000H

Ingress protection rating: IP66

Approval marks: DLC, Underwriter Laboratories (“UL”)/CSA

Accessories: Hanger

Lighting angle: 120°

Warranty: 5yr

North America

XI 150 INTERLIGHT

●   Aluminum material to dissipate heat

●   Patented rotating design with 270 degree manual turn angle IP66

●   Energy saving, high efficiency, low maintenance cost

●   Red and blue light can be controlled separately

●   Hanger design and fast connect plug for easy installation

●   Top light and inter light dual purpose

●   The number of serial connections can be customized

PPF: μmol/s 450

Power consumption: W 150

Efficiency: μmol/J 3.0

Dimensions: mm L2418*W130*H116

Weight: kg 5.45

Input voltage: VAC 300-400

Power factor: >0.9

Rated Average Lifetime: hrs L90>50000H

Ingress protection rating: IP66

Approval marks: DLC, UL/CSA

Accessories: Hanger/Wirerope

Lighting angle: Max.270°

Warranty: 5yr

North America

b)	HPS and CMH Fixtures

Our HPS and Ceramic Metal Halide (“CMH”) fixtures function as agricultural artificial lighting and are suitable for flower stages indoor and greenhouse cultivation.

Product Name	Description of Product	Key Features	Market
eFinity BLACK SERIES 1000W DE HPS CLOSED REFLECTOR	The Industry’s Defacto Standard HPS Light Fixture for Virtually Every Major Brand

●   Dimmable

●   Controllable

●   96% reflection rate w/ replaceable reflector

●   Includes 1 efinity high frequency 400V DE bulb which produces 10% to 25% more output than traditional HPS bulbs and is the only DE bulb w/built-in Igniter

●   efinity DE bulb warranty: 10,000 hours

●   Completely sealed housing w/ RJ11 plug

●   9ft German Wieland power connection

North America

eFinity BLACK SERIES 315W CMH	The Industry’s Highest Efficiency/Lowest Frequency, Daisy-Chainable, Controllable, and Dimmable CMH Grow Light Fixture

●   Daisy chain up 8 units

●   Runs GreenPower CDM-T 315W Lamps

●   No acoustic resonance

●   Low Frequency, High Efficiency electronic ballast

●   Lower harmonic distortion

●   High output and improved spectrum

●   Driver efficiency at full power: 95-96%

North America

Product Name	Description of Product	Key Features	Market
XT 1000	● Compact aluminum housing ● Reflector Design (Alanod Germany) with Miro Silver Design ● Wieland Connector — Easy Plug and Play ● Voltage available — 277V, 347V, 400V and 480V

●   Lamp output: μmol/s 2180

●   Power consumption: W 1040

●   Dimensions: mm L232*W189*602

●   Weight: kg 4.38

●   Input voltage: VAC 277-400

●   Power factor: >0.99

●   Rated Average Lifetime: hrs Lamp:10000H

●   Ingress protection rating: IP65

●   Approval marks: UL/CSA,ETL

●   Accessories: Hanger

●   Lighting angle: 120°

●   Warranty: 3yr — Fixtures; 10,000 Hrs Bulbs

North America
XTD 1000

●   Compact aluminum housing

●   Reflector Design (Alanod Germany) with Miro Silver Design

●   Reflector is easy to remove

●   Wieland Connector — Easy Plug and Play

●   Voltage available — 277V, 347V, 400V and 480V

●   Lamp output: μmol/s 2180

●   Power consumption: W 1040

●   Dimensions: mm L255*W275.5*H582

●   Weight: kg 4.3

●   Input voltage: VAC 277-400

●   Power factor: >0.99

●   Rated Average Lifetime: hrs Lamp:10000H

●   Ingress protection rating: IP65

●   Approval marks: UL/CSA,ETL

●   Accessories: Hanger

●   Lighting angle: 120°

●   Warranty: 3yr — Fixtures; 10,000 Hrs Bulbs

North America

c)	Electronic Ballasts and Control Box

The purpose of a lighting ballast is to regulate both the line voltage and the current supplied to a light bulb during its several phases of operation. A control box provides the ability to automate control of both the level and the cycle of your lighting fixtures according to the users’ specific needs, while greatly reducing energy consumption.

Product Name	Description of Product	Key Features	Market
eFinity MASTER CONTROLLER LED, HPS, & CMH	Two Channel Master Controller with Capacity for up to 75 efinity Fixtures per Channel

●   KEY FEATURES

●   Auto-dim at set temperature.

●   Auto-shutdown at set temperature.

●   Sunrise/sunset period.

●   Easy and safe installation.

●   Protected against short-circuits.

●   Double temperature safety features.

●   Suitable for all efinity/Megaphoton HPS/CMH/LED fixtures with controller ports.

●   Maximum Number of lighting fixtures: 150 units.

North America

(i)	Grow Media Products

Cultiwool is our main supplier for grow media products. Cultiwool has many years of experience developing rockwool products in the Netherlands and is preferred by some of the largest industrial propagators in the world. We believe that the quality of their newest rockwool cubes is currently the best on the market. Our rockwool cubes feature Cultiwool’s unique Plant COMFORT fibre structure with the following characteristics: Cultiwool Blocks have an optimum air/water ratio for healthy root growth and allow for great continued rooting thanks to the extremely even distribution of water and electrical conductivity (“ EC”). These blocks have an excellent water absorption and (re)saturation rate and feature the exclusive Plant Comfort fibre structure which has a lower density of resistance during rooting with no loss of firmness. All blocks except the 3x3x3 also have the Optiplus feature, which is a unique design on the underside of the block allowing for excess water to drain away easily.

Product Name	Description of Product	Key Features	Market
Cultiwool 6“ X 6” X 6”	Block Stonewool Cubes with Optidrain, with one hole, Hydroponics Grow Media

●   Superb air to water ratio

●   A fibre structure that holds water longer

●   Less resistance for the roots to grow in, resulting in stronger roots

●   Encourages faster initial rooting

●   Guaranteed firmness

North America

Product Name	Description of Product	Key Features	Market
CULTIWOOL SLAB 6“ X 36” X 3”

X-fibre slabs are unique for their optimum water distribution and excellent EC-control not only within one slab but also between slabs. This creates a root environment with outstanding control and with far better and much more even growth and root distribution. Slabs are 36” long and are available in several different widths.

		● Superb air to water ratio ● A fibre structure that holds water longer ● Less resistance for the roots to grow in, resulting in stronger roots ● Encourages faster initial rooting	North America
Dutch Plantin 5 GALLON GROW BAG

OUR GROW BAGS:

●   are 100% organic

●   have low sodium and chloride levels thanks to our innovative production process

●   are stable, so they can be used for many years, even for different crops

●   maintain a high air percentage throughout the entire cultivation period

●   have excellent moisture-retaining properties

●   make bad soil quality and soil diseases a thing of the past

●   need a lot less fertilizer than soil

●   are easy to irrigate

●   allow you to save considerable amounts of fresh water, which is becoming scarcer all over the world

●   last but not least, they contribute to a better world

		● Premium. Coco mat made of a layer of coco chips covered with coco pith ● Optima. Mixture of coco pith and coco chips ● Classic. 100% coco pith	North America

Experienced Management Team with Proven Track Record

Our management team possesses significant public market experience with a strong track record.

Tie “James” Li is our founder, Chairman and Chief Executive Officer. He founded Nature’s Miracle, Inc. in 2022 and has served as the Company’s Chairman and CEO since. From February 2015 to present 2022, he was the Founder and Chairman of Early Bird Investment, a private equity firm focused on agriculture, mobile gaming and clean energy. From 2006 to 2015, he was the co-founder, CFO, President and CEO of China Hydroelectric Corporation (“CHC”) which was the largest small hydroelectric company listed on NYSE. He launched China Hydroelectric Corporation in 2006 with three other co-founders and built the company into a NYSE listed company with a market capitalization of over a billion. In 2015, he led the effort to privatize and sell CHC to a public listed utility company. Mr. Li started his career with Citigroup in the investment banking unit in New York City in 1998. He has also worked at Sumitomo Mitsui Banking Corporation, HypoVereinsbank and Standard & Poor’s. Mr. Li graduated from Columbia University Graduate School of Business in New York with an MBA in 1998. He completed his Bachelor of Science degree in accounting from Brooklyn College. He also attended Beijing University undergraduate program in History. He is a Chartered Financial Analyst and a Certified Public Accountant.

George Yutuc, our Chief Financial Officer. George has been with the Company since 2023. From 2021 to 2023 he consulted with major private equity firms and a top strategy firm in the field of packaging, single use restaurant supplies, manufacturing in California and evaluating industry targets. From 2019 to 2021 he was CFO of Karat Packaging, a manufacturer and distributor of paper and plastic cups, “to go” boxes and related supplies. The Company went from a privately-held $175 million company to a $300 million revenue Nasdaq-listed company during this time. Between 2001 and 2018 he served as CFO or controller in fast-growth companies including EbrokerCenter, Jet Aerospace, ScribeRight and Casestack. Prior to 2001, he held key positions as an audit manager,senior manager and director of corporate finance at the CPA firm Deloitte & Touche from 1996 to 2001. George earned his Bachelor of Arts degree and MBA from the University of California, Los Angeles. He has served as a part-time adjunct instructor in Business Acquisitions and Finance at his alma mater from 2005 to 2020.

Darin Carpenter is our Chief Operating Officer. Darin is an experienced senior executive who has been responsible for the daily operations and management of several well-known, highly profitable indoor growing companies. Before joining Nature’s Miracle, Darin held the position of Chief Executive Officer at Justice Growth from June 2019 to July 2023. In that position, Darin focused on developing a world-class management team that successfully created a vertically integrated controlled environment growing company, leading to a 3,600% increase in revenues. Previously, he held positions as the Director of Operations at Tryke Companies, Head Geneticist at Bloom, and Global Technical Operations Manager at World Wide Wheat. On a personal level, Darin’s extensive military background is highlighted by his service as a decorated Special Operations Combat Paramedic in the elite 75th Ranger Regiment. His time in the military allowed him to develop strong leadership skills, and he is highly proficient in operating in high-stress, fast-moving, team-oriented environments. After being honorably discharged from the Army, Darin graduated Cum Laude with a Bachelor of Science in Genetics, Cellular and Developmental Biology from Arizona State University.

Zhiyi “Jonathan” Zhang is our President. Mr. Zhang has extensive contacts and a working relationship within the indoor growing community in North America and has over twenty years of experience in the lighting industry. He is the founder of Visiontech, where he worked from 2006 to present. Over the last ten years, Mr. Zhang has built Visiontech and its associated brand “eFinity” as a premier grow light brand in the indoor growing community. He obtained his College Diploma of Maritime Study from Tianjin Maritime College in 1989.

Varto Levon Doudakian is currently our Vice President and a seasoned professional with over twenty years of experience in the agricultural industry. Previously, Mr. Doudakian led the sales team for North American sales and has been responsible for the strategic direction, vision, growth, and performance of the premier grow light brand “eFinity” from 2009 to present. He obtained his College Diploma of technician from Citrus College in 2000.

Logistics Network Throughout North America

Our two wholly owned subsidiaries, Visiontech and Hydroman, are global suppliers of CEA equipment. Through these two subsidiaries, we currently operate though a total of two warehouses in the U.S., and are in the process of setting up our first manufacturing and assembling facility located in the Manitoba Province, Canada.

Our Growth and Productivity Strategies

Through the following strategies, we aim to capitalize on the growth of the market we operate in.

Capitalizing on Rapidly Growing Markets

Our customers benefit from the macroeconomic factors driving the growth of indoor and greenhouse agriculture, including the expanded adoption of indoor and greenhouse agriculture by commercial growers and consumers. As the world’s population grows and urbanizes, indoor and greenhouse agriculture is increasingly being used to meet the demand for food crops. We expect to capitalize on this favorable growth trends by continuing to expand our operations in North America.

Expanding our Branded Product Offering

We currently offer innovative, branded products supported by one registered trademark, “eFinity.” We are expanding the breadth of our product range by continuously developing our own brands. Our branded products provided over 75% of our total revenue in the fiscal year 2021. Our core competency in new product innovation lies in grow lights, and we are strengthening research and development in other product categories to expand the value of our brand portfolio and further improve profit margins.

Sales

Volumes of Sales and Revenues

Our revenues in the years 2023 and 2022 were primarily generated from the sales of our CEA products, through two of our subsidiaries, Hydroman and Visiontech. These products include LED fixtures, DE HPS fixtures, electronic ballast, and greenhouse hardware.

Customers

Through our subsidiaries, we primarily sell CEA products directly to wholesale CEA distributors who, in turn, supply-sell the products to other wholesalers and retailers across the U.S. and Canada. Below is the revenue generated from our top 5 customers and the percentages compared to our total consolidated revenues, during the years ended December 31, 2023, and 2022, respectively:

Nature’s Miracle Top 5 Customers for December 31, 2023 and 2022
	Sales	Percentage	Total Revenue
For 2023
Elevated Equipment Supply	$1,170,660	13.11%
Green Light Dispensary	$791,927	8.87%
Beverly Hills View Inc.	$774,928	8.68%
Ren Farm	$691,018	7.74%
SAC Project, Inc.	$643,376	7.24%
Top 5 Total for 2023	$4,074,909	45.64%	$8,932,751

For 2022
URBAN-GRO, INC	$3,247,643	17.44%
Justice Grown	$2,775,699	14.91%
ILUMINAR LIGHTING LLC	$1,483,831	7.97%
Green Light Dispensary	$1,163,057	6.25%
Dutch Direct (C)	$973,316	5.23%
Top 5 Total for 2022	$9,643,546	51.80%	$18,621,344

We have a diverse customer base that includes wholesalers and retailers. We make a significant amount of our sales to a relatively small number of customers. These customers represent an essential part of the distribution chain of our products.

Lighting

We have 30 different product offerings within our lighting product line.

Our leading products in this product line are the eFinity lighting products, which are also our branded products. We believe our eFinity lighting products outperform the competition in terms of efficiency and quality and therefore provide superior reliability and lighting uniformity compared to our competitors. The LED lighting product lines have what we believe is a higher performance level at a lower cost than current leading lighting products from our competitors.

Growing Media

We have two different product offerings within our growing media product lines.

Our leading products in this product line is the Cultiwool product line. Each one of our growing media products enables the agricultural products on which they are used to maximize crop quality and yields.

Suppliers and Manufacturers

Currently, both our branded products and distributed products are obtained from our suppliers.

As of the date of this Annual Report, our branded products are sourced from four different suppliers. Quality control is a critical priority for our team charged with ensuring the supply of the products from our suppliers. We seek to ensure the highest level of quality control for our products through routine factory visits, spot testing, and continual, ongoing supplier due diligence.

Our distributed products are sourced from over twelve different suppliers. We are constantly tracking current and future market trends and reviewing offerings of new suppliers.

Below is a list of our top 5 suppliers and the percentages compared to our total purchases, during the years ended December 31, 2023 and 2022, respectively:

Nature’s Miracle Top 5 Suppliers for December 31, 2023 and 2022
	Purchase Amount	Percentage	Total Purchase
For 2023
American Agricultrual Innovation Technology Inc.	$2,310,173	51.80%
Tianjin Textile Group	$1,135,096	25.45%
Megaphoton	$251,279	5.63%
Signify North America	$231,584	5.19%
Begrow Sera Ltd.	$111,012	2.49%
Top 5 Total for 2023	$4,039,144	90.56%	$4,460,029
For 2022
Megaphoton	$7,339,183	48.99%
American Agricultrual Innovation Technology Inc.	$3,008,057	20.08%
Babik Sp.z.o.o.	$298,133	1.99%
Anden	$173,757	1.16%
Meadow	$163,188	1.09%
Top 5 Total for 2022	$10,982,318	73.31%	$14,981,012

Hydroman had previously entered into a supply agreement with one of our top suppliers, Megaphoton, on May 4, 2020 (the “Megaphoton Supply Agreement”), pursuant to which, Megaphoton provided manufacturing services, design and development services, marketing promotion support services, and consulting services for Hydroman’s all grow lights and other agricultural industry-related supplies products lines. The Megaphoton Supply Agreement expired on May 4, 2023.

On April 24, 2023, we entered into a strategic cooperation agreement with Sinoinnovo Technology (Guangdong) Co., Ltd. (“Sinoinnovo”), a company incorporated under the laws of China, pursuant to which Nature’s Mircle will source from Sinoinnovo its grow light systems for distribution in the U.S. and Europe. Both companies will also cooperate jointly to set up advanced manufacturing capabilities in China and the U.S.

Notwithstanding the foregoing, we usually place orders with our suppliers on an as-needed basis, without entering into long-term supply agreements. Therefore, we cannot assure that we will be able to maintain relationships or establish additional relationships with our suppliers as necessary to support the growth and profitability of our business on economically viable terms. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and decrease our net sales and profitability. If we cannot obtain and maintain a supply source for our products, our business will be materially and adversely affected.

Large Established Distribution Infrastructure

We currently have two warehouses in the U.S. and are in the process of setting up our first assembling facility which will be located in Manitoba Province, Canada.

All of our products sourced from our suppliers are either transported to our customers directly or to our warehouses first by free on board (“FOB”) shipping. Products shipped from our warehouses to our customers are transported mainly by third party carriers on an as-needed basis. As such, we are subject to damages that may occur to these goods when they are in transit to customers or our warehouses. Should substantial damage incur while goods are in transit, we could experience a significant loss of revenue, inventory and incur significant out of pocket expenses associated with destruction of the damaged goods which could cause a significant loss from operations and reduction in cash flow. We have not obtained insurance coverage for goods, either the ones that are shipped direct import to our customers whose shipping terms are FOB shipping point, or the ones in transit to our warehouses.

Competition

The industries we operate in are highly competitive and fragmented. We have many competitors of varying sizes, including national wholesale distributors and manufacturers of indoor gardening supplies, as well as smaller regional competitors operating in many of the areas where we compete. Some of our competitors and potential competitors may have greater capital resources, facilities, and product line diversity.

Competitive factors in our industry include product quality, brand awareness, consumer loyalty, product variety, product performance, value, reputation, price, and advertising. We believe that we are currently able to compete effectively on each of these factors.

Government Regulation

Although there are no national government regulations related to the sale of hydroponic equipment, some products included in our growing media lines are subject to certain registration requirements of certain U.S. state regulators and federal regulations. We have obtained or are exempt from the necessary licenses to sell products in our growing media product lines.

Our grow media product line includes organic soils that contain ingredients that require companies that supply us with these products to register the products with certain regulatory agencies. In some jurisdictions, the use and disposal of these products are regulated by various agencies. A decision by a regulatory agency to substantially restrict the use of such products may adversely affect companies that supply us with such regulated products, thereby limiting our ability to sell those products.

Laws and regulations related to the environment, health, and safety impact us in many ways because of the ingredients used in the products included in our growing media products lines. In the U.S., products containing pesticides generally must be registered with the Environmental Protection Agency (the “EPA”) and similar state agencies before they can be sold or used. The failure of one of our partners to obtain or cancel any such registrations, or to withdraw such pesticides from the market, could adversely affect our business, the severity of which will depend on the products involved, whether other products can be substituted, and whether our competitors are similarly affected. The pesticides in our growing media products are either licensed or exempt from such licenses by the EPA, which may be assessed by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that the pesticides in our growing media products will be restricted or not re-registered for use in the U.S. We cannot predict the outcome of any future assessments, if any, by the EPA or the severity of the impact on our business.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial, and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances.

Intellectual Property

We currently own one registered trademark, “eFinity,” which was first used and in commerce on February 1, 2015 and registered with the United Stated Patent and Trademark Office under Zhiyi (Jonathan) Zhang’s personal name on January 30, 2018, Serial.No. 87-362,113, subject to a renewal and a filing of declaration of use between every 9th and 10th-year period calculated from the registration date. The mark consists of standard characters without claim to any particular font style, size or color. The trademark is classified as CLASS 9: fluorescent lamp ballasts; lighting ballasts; electrical power distribution and switch management equipment, namely, power distribution panels, electric switches, and electrical controllers. The trademark was assigned to Visiontech, our wholly owned subsidiary, by Zhiyi (Jonathan) Zhang, pursuant to the Intellectual Property Asset Purchase and Assignment Agreement between Visiontech and Zhiyi (Jonathan) Zhang dated September 8, 2022. Our branded products under the name “eFinity” provided over 65% of our total revenue in the year 2021.

Research and Development

We currently do not have any research and development centers yet. However, we plan to invest in research and development to improve our products, manufacturing processes, packaging, and delivery systems in the future.

Human Capital Resources

As of December 31, 2023, we had a total of 12 employees, all of whom are full-time. We also utilize the services of two part-time contractors. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. We strive to foster an innovative and team-oriented culture and view our human capital resources and initiatives as an ongoing priority.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Seasonality

We experience limited seasonality due to the year-round utilization of indoor farming supplies and products.

Facilities

We have over 36,599 square feet of warehouses under leases in strategic locations, including two warehouses in the U.S. Our headquarters is located in California.

To reduce lead time and save logistic time and cost, we are setting up our first manufacturing and assembly facility in North America, which is located at the Manitoba province, Canada, with total size of over 3000 square feet, for grow light manufacturing and assembly.

We believe that our existing facilities are adequate for our needs at this time, although we do plan to open new distribution centers in the future to meet anticipated demand resulting from overall market growth.

Insurance

Our insurance policies currently include policies that cover business owners liability, workers compensation and employers liability, commercial general liability, and commercial property and business personal property risks, protecting us against certain risks of loss consistent with the exposures associated with the nature and scope of our operations. Our policies are generally subject to certain deductibles, limits and policy terms and conditions.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Business Combination

On February 15, 2024, Lakeshore held a special meeting of its stockholders (the “Special Meeting”) in connection with the Business Combination. At the Special Meeting, the Lakeshore stockholders voted to approve the Business Combination with Nature’s Miracle and the other related proposals.

On the Closing Date, the Company consummated the Business Combination pursuant to the Merger Agreement, in which Lakeshore merged with and into LBBB Merger Corp., a Delaware corporation formed for the sole purpose of reincorporating Lakeshore into the State of Delaware, with the Company surviving, and immediately after the Reincorporation, the Merger Sub merged with and into Nature’s Miracle, with Nature’s Miracle surviving the Merger as a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the effective time of the Business Combination, each share of Nature’s Miracle common stock issued and outstanding immediately prior to the effective time was canceled and automatically converted into the right to receive the applicable pro rata portion of shares of the Company common stock, the aggregate value of which was equal to: (a) $230,000,000 minus (b) the estimated Closing Net Indebtedness (as defined in the Merger Agreement). A total of 3% of the Merger Consideration was placed in escrow for post-closing adjustments (if any) to the Merger Consideration, in accordance with the terms of the Merger Agreement following the Closing. Immediately after giving effect to the Business Combination, there were 26,306,764 issued and outstanding shares of New Nature’s Miracle’s common stock.

In connection with the Business Combination, the Company changed its name to “Nature’s Miracle Holding Inc.”

Related Agreements

Purchaser Support Agreement

In connection with their entry into the Merger Agreement, Lakeshore and Nature’s Miracle entered into the Purchaser Support Agreement, dated as of September 9, 2022 (the “Purchaser Support Agreement”), with the initial shareholders of Lakeshore (the “Supporters”), pursuant to which the Supporters agreed (i) to vote LBBB Ordinary Shares held by them in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereunder, (ii) to not transfer, during the term of the Purchaser Support Agreement, any Lakeshore Common Stock owned by them, and (iii) to not transfer any Lakeshore Common Stock held by them in accordance with the lock-up provisions set forth in Lakeshore’s final prospectus filed with the U.S. Securities and Exchange Commission on March 8, 2022.

Voting and Support Agreement

In connection with their entry into the Merger Agreement, Lakeshore and Nature’s Miracle entered into a Voting and Support Agreement, dated as of September 9, 2022 (the “Voting and Support Agreement”), with certain Company stockholders, pursuant to which such Company stockholders agreed, among other things, (i) to vote the Company Stock (as defined in the Merger Agreement) held by them in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereunder, (ii) authorize and approve any amendment to the Company’s Organizational Documents (as defined in the Merger Agreement) that is deemed necessary or advisable by Nature’s Miracle for purposes of effecting the transactions contemplated under the Merger Agreement, and (iii) to not transfer, during the term of the Voting and Support Agreement, any Company Stock owned by them, except as permitted under the terms of the Voting and Support Agreement.

Lock-up Agreement

In connection with their entry into the Merger Agreement, Lakeshore and Nature’s Miracle entered into a Lock-Up Agreement (the “Lock-up Agreement”) with certain Company stockholders whose names appear on the signature pages thereto (such stockholders, the “Company Holders”), pursuant to which each Company holder agreed that each such holder will not, during the Lock-up Period (as defined below), offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the shares issued in connection with the Merger (the “Lock-up Shares”), enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash, or otherwise. As used herein, “Lock-Up Period” means the period commencing on the closing date of the Merger and ending on the earlier of: (i) six months after the Closing; and (ii) with respect to Lock-up Shares not held by a Significant Company Stockholder (as defined in the Merger Agreement) only, if the volume weighted average price of the Lakeshore common stock equals or exceeds $12.50 per share for any 20 trading days within any 30 consecutive trading days beginning 90 days after the Closing.

Employment Agreement with Tie “James” Li

In connection with entry into the Merger Agreement, Lakeshore and Tie “James” Li entered into an Employment Agreement, dated as of September 9, 2022 (the “Employment Agreement”), subject to and effective upon closing of the Business Combination. Pursuant to the Employment Agreement, Lakeshore agreed to employ Mr. Li as Chief Executive Officer of the post-Business Combination company. The term of employment is a period of five years, with automatic one-year extensions unless either party gives the other party one-month prior written notice. The Employment Agreement provides for payment of $300,000 per annum in cash compensation and Mr. Li will be eligible to participate in the 2022 Equity Incentive Plan or any other future incentive plan of the post-business combination company, as well as any standard employee benefit plan of the post-business combination company, including, any retirement plan, life insurance plan, health insurance plan and travel/holiday plan. Lakeshore may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, including but not limited to the commitments of any serious or persistent breach or non-observance of the terms and conditions of the employment, conviction of a criminal offense, willful disobedience of a lawful and reasonable order, fraud or dishonesty, or engages or in any manner participates in any activity which is competitive with or intentionally injurious to the post-business combination company, or any of its affiliates or subsidiaries. Mr. Li may resign at any time with one-month prior written notice. Mr. Li has agreed to hold, both during and after the Employment Agreement expires, in strict confidence and not to use or disclose to any person, corporation or other entity without written consent, any confidential information.

Standby Equity Purchase Agreement

On April 10, 2023, Lakeshore entered into a Standby Equity Purchase Agreement (as amended by Amendment No. 1 to the Agreement dated June 12, 2023 and Amendment No. 2 to the Agreement dated December 11, 2023, the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, Lakeshore has the right, but not the obligation, to sell to Yorkville up to $60,000,000 of shares of common stock of the Company at Lakeshore’s request any time during the commitment period commencing on the sixth (6th) trading day following the date (the “Effective Date”) of closing of the Business Combination and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the Effective Date and (ii) the date on which Yorkville will have made payment of any Advances (as defined below) requested pursuant to the SEPA for the shares of common stock of the Company equal to the commitment amount of $60,000,000. Each issuance and sale by Lakeshore to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to the greater of: (i) an amount equal to one hundred percent (100%) of the daily trading volume of the shares of common stock of the Company on Nasdaq during regular trading hours for the five trading days immediately preceding an Advance notice, or (ii) $5,000,000, which amount may be increased upon mutual consent. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of Lakeshore as specified in the relevant Advance notice: (i) 95% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three (3) consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume weighted average price (“VWAP”) of the shares of common stock of the Company on Nasdaq, and for any Option 2 Pricing Period, the VWAP of the shares of common stock of the Company on the Nasdaq during the Option 2 Pricing Period.

The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it owning more than 9.99% of Lakeshore’s outstanding shares of common stock of the Company at the time of an Advance (the “Ownership Limitation”) or 19.99% of Lakeshore’s outstanding shares of common stock of the Company as of the date of the closing of the Business Combination (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including where Lakeshore has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq. Additionally, if the total number of shares of common stock of the Company traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of shares of common stock of the Company issued and sold pursuant to such Advance notice will be reduced to the greater of (a) 30% of the trading volume of the shares of common stock of the Company on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (b) the number of shares of common stock of the Company sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of shares of common stock of the Company equal to the quotient of (a) the number of shares in the Advance notice requested by Lakeshore divided by (b) 0.30.

The Company has paid YA Global II SPV, LLC, a subsidiary of Yorkville, a structuring fee in the amount of $25,000. In addition, no later than ten trading days following the closing of the Business Combination, Lakeshore will pay a commitment fee in an amount equal to $300,000 (the “Commitment Fee”) by the issuance to Yorkville of such number of shares of common stock of the Company that is equal to the Commitment Fee divided by the lower of (i) the average VWAP for the seven consecutive trading days immediately after the close of the Business Combination or (ii) $10.00 per share.

Escrow Agreement

On the Closing Date, pursuant to the Merger Agreement, PubCo, Tie (James) Li, as the representative of the Nature’s Miracle stockholders, and an escrow agent entered into an Escrow Agreement pursuant to which the Company deposited a number of shares of common stock equal to three percent (3.0%) of the Merger Consideration in escrow for post-closing adjustments (if any) to the Merger Consideration as contemplated under the Merger Agreement.

Non-Competition and Non-Solicitation Agreement

On the Closing Date, Lakeshore, Nature’s Miracle and each of Tie (James) Li and Zhiyi (Jonathan) Zhang (the “Key Management Members”) entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which the Key Management Members and their affiliates agreed not to compete with Lakeshore during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers or clients of such entities. The agreements also contain customary non-disparagement and confidentiality provisions.

Voting Agreement

On the Closing Date, Lakeshore and certain Company stockholders entered into a voting agreement (the “Voting Agreement”), pursuant to which, among other things, the Sponsor was granted a right to nominate a director to the post-Business Combination Board.

Registration Rights Agreement

On the Closing Date, Lakeshore, the supporters and certain Company stockholders (collectively, the “Subject Parties”) entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company is obligated to file a registration statement to register the resale of certain securities of the Company held by the Subject Parties. The Registration Rights Agreement also provides the Subject Parties with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Available Information

Our website address is www.Nature-Miracle.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investors” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

Item 1A. Risk Factors.

Risk Related to Nature’s Miracle’s Business and Industry

We have incurred substantial operating losses since 2022 and there is substantial doubt about our ability to continue as a going concern.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. In addition, we had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

●	financial support from our related parties and shareholders;

●	other available sources of financing from banks and other financial institutions;

●	equity financing through capital market.

We can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to us, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfall, there would likely be a material adverse effect on us and would materially adversely affect our ability to continue as a going concern.

Our competitors and potential competitors may develop products and technologies that are more effective or commercially attractive than our products, and we may not successfully develop new products or improve existing products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.

Our products compete against national and regional products and private label products produced by various suppliers, many of which are established companies that provide products that perform functions similar to our products. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products. Some of our competitors have substantially greater financial, operational, marketing and technical resources than we do. Moreover, some of these competitors may offer a broader array of products and sell their products at prices lower than ours, and may have greater name recognition. Due to this competition, there is no assurance that we will not encounter difficulties in generating or increasing revenues and capturing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell. We may not have the financial resources, relationships with key suppliers, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

Our future success depends, in part, upon our ability to improve our existing products and to develop, manufacture and market new products to meet evolving consumer needs. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new and products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new products or innovations do not achieve market acceptance.

Negative economic conditions, specifically in the United States and Canada, could adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Negative global economic trends, particularly in the United States and Canada, such as decreased consumer and business spending, high unemployment levels, reduced rates of home ownership and housing starts, high foreclosure rates and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our marketing, unfavorable economic conditions may negatively affect consumer demand for our products. Our most price-sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen, while other customers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products in favor of our competitors’ products or result in a shift in our product mix from higher margin to lower margin products.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. U.S. inflation is at a 40-year high. Because costs rise faster than revenues during the early phase of inflation, we may find that we need to give higher than normal raises to employees, start new employees at higher wage and/or increased cost of employee benefits.

We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business, including the impact on consumer demand, and on the supply chains and the price of raw materials our suppliers rely on for their manufacture of CEA lightings and other products.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.

Our international operations make us susceptible to the costs and risks associated with operating internationally.

We source 100% of our products from suppliers. Our top suppliers include entities in Europe, Asia, and North America. We are also in the process of establishing our first manufacturing center in Canada. Accordingly, we are subject to risks associated with operating in foreign countries, including:

(i)	fluctuations in currency exchange rates;

(ii)	additional costs of compliance with local regulations;

(iii)	in certain countries, historically higher rates of inflation than in the United States;

(iv)	changes in the economic conditions or consumer preferences or demand for our products in these markets;

(v)	restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof;

(vi)	changes in U.S. and foreign laws regarding trade and investment;

(vii)	less robust protection of our intellectual property and proprietary rights under foreign laws; and

(viii)	difficulty in obtaining distribution and support for our products.

In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs associated with operating our continuing international business could adversely affect our results of operations, financial condition and cash flows in the future.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Public Company Accounting Oversight Board regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner, which could adversely affect our business.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which requires us to document and make significant changes to our internal control over financial reporting. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these public company requirements. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

Likewise, as a public company, we may lose our status as an “emerging growth company,” as defined in the JOBS Act, and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once we are subject to Exchange Act reporting requirements for 12 months, have filed at least one SEC annual report and the market value of our common equity held by non-affiliates equals or exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. If we become subject to the SEC’s internal control reporting and attestation requirements, we might not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment.

Our limited operating history in CEA industry makes it difficult to accurately forecast our future operating results and evaluate our business prospects.

We launched our CEA products sales business in 2019 and have since seen rapid growth. We expect we will continue to grow as we seek to expand our indoor grower customer base and explore new market opportunities. However, due to our limited operating history, our historical growth rate may not be indicative of our future performance. The CEA industry in North America is rapidly evolving due to the constant development of technology and the variety of consumer demand. Our future performance may be more susceptible to certain risks than a company with a longer operating history. Many of the factors discussed below could adversely affect our business and prospects and future performance, including:

1.	our ability to maintain, expand, and further develop our relationships with indoor growers customers to meet their increasing demand;

2.	our ability to develop and introduce new CEA products;

3.	the continued growth and development of the CEA industry;

4.	our ability to keep up with the technological developments or new business models of the rapidly evolving CEA industry;

5.	our ability to attract and retain qualified and skilled employees;

6.	our ability to effectively manage our growth; and

7.	our ability to compete effectively with our competitors in the CEA industry.

We may not be successful in addressing the risks and uncertainties listed above, among others, which may materially and adversely affect our business, results of operations, financial condition, and future prospects.

Our marketing activities may not be successful.

We plan to invest substantial resources in advertising, consumer promotions and other marketing activities to maintain, extend and expand our customer base. There can be no assurance that our marketing strategies will be effective or that the amount we plan to invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of higher revenues.

We typically do not enter into long term contracts with our customers and all the orders are placed on an as-needed base, and any failure to keep the recurring customers or develop new customers could result in a material adverse impact on our financial performance and business prospects.

During the fiscal years 2023 and 2022, we derived a significant percentage of our total revenue from a few customers. Our five largest customers in the fiscal years 2023 and 2022 accounted for 45.64% and 51.80% of our total revenue, respectively. Elevated Equipment Supply had been our top customer during fiscal year 2023, and Urban-Gro, Inc had been our top customer during fiscal year 2022, accounting for 13.11% and 17.44% of our revenue, respectively.

Although we do have recurring customers among our top customers, typically we do not enter into long term contracts with our customers and all the orders are placed on an as-needed base. Any failure in keeping the recurring customers or developing new customers may have a material adverse impact on our results of operations.

There are a number of factors, including our performance, that could cause the loss of, or decrease in the volume of customers and business from a customer. We cannot assure you that we will continue to maintain the business cooperation with our current customers at the same level, or at all. The loss of customers and business from one or more of the significant customers, could materially and adversely affect our revenue and profit. Furthermore, if any significant customer terminates its relationship with us, we cannot assure you that we will be able to secure an alternative arrangement with a comparable customer in a timely manner, or at all.

In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization and carefully manage our expanding operations to achieve sustainable growth, and we may experience difficulties in managing this growth.

As we continue to work to expand our business, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to continue to grow our operation and compete in the hydroponics industry effectively will depend, in part, on our ability to effectively manage any future growth.

To achieve increased revenue levels, market our products internationally, complete research and develop future products, we believe that we will be required to periodically expand our operations, particularly in the areas of sales and marketing, research and development, manufacturing, and quality assurance. As we expand our operations in these areas, management will face new and increased responsibilities. To accommodate any growth and compete effectively, we must continue to upgrade and improve our information systems, procedures, and controls across our business, as well as expand, train, motivate, and manage our work force. Our future success will depend significantly on the ability of our current and future management to operate effectively. Our personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition, and results of operations.

Our estimates of the CEA products market opportunity and forecasts of the market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including indoor growing and CEA products markets, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including success in implementing its business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth, should not be taken as indicative of our future revenue or growth prospects.

We occupy our warehouses under long-term leases, and we may be unable to renew our leases at the end of their terms.

Our warehouses are leased for periods ranging from three to five years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and have similar renewal options. If we close or stop fully utilizing a warehouse, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. As of December 31, 2023, our future minimum aggregate rental commitments warehouse leases is approximately $0.5 million. Our inability to terminate a lease when we stop fully utilizing a warehouse or exit a market can have a significant adverse impact on our financial condition, operating results and cash flows.

In addition, at the end of the lease term and any renewal period for a warehouse, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our warehouse leases, we may close or relocate a warehouse, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement warehouse in a location that is as commercially viable, including access to rail service. Having to close a warehouse, even briefly to relocate, could reduce the sales that such warehouse would have contributed to our revenues.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.

We are subject to income and other taxes in the United States federal jurisdiction, various local and state jurisdictions, and one foreign jurisdiction. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly related to our operations in the United States, is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction.

From time to time, tax proposals are introduced or considered by the U.S. Congress or the legislative bodies in local, state and foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses and funding. We are subject to ongoing tax audits in various jurisdictions. In connection with these audits (or future audits), tax authorities may disagree with our determinations and assess additional taxes. We regularly assess the likely outcomes of our audits in order to determine the appropriateness of our tax provision. As a result, the ultimate resolution of our tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

We may require additional financing to achieve our business goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.

The CEA products manufacturing and sales business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of our facilities, scale our production capacity, and develop new products. These expenditures are expected to include costs of constructing and commissioning new facilities, costs associated with marketing, working capital, costs of attracting and retaining a skilled local labor force, and costs associated with research and development in support of future commercial opportunities.

We expect that our existing cash and credit available under our loan agreements will be sufficient to fund our planned operating expenses, capital expenditure requirements through at least the next 12 months. However, our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate its business or implement our growth plans.

We currently rely on a limited number of distributing centers, and our facility has not been in operation at a commercial capacity yet.

We currently have two warehouses in California as our distribution centers. We are also setting up a facility located in Manitoba Province, Canada for manufacturing and assembling LED grow lights and other type of lights products for indoor growing.

Adverse changes or developments affecting our distributing centers could impair our ability to deliver our products across the North American market. Any shutdown or period of reduced production, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in supply delivery, would significantly disrupt our ability to deliver our products, meet our contractual obligations, and operate our business in a timely manner.

Our Manitoba facility has not been in commercial operations yet. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. In addition, operating equipment for CEA products manufacturing and assembling are costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alterative machinery, which could adversely affect our business, financial condition and operating results. If our assumptions regarding these risks and uncertainties and future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

Although there have not been any product liability lawsuits brought against us as of the date of this prospectus, we face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: (i) decreased demand for products that we may offer for sale; (ii) injury to our reputation; (iii) costs to defend the related litigation; (iv) a diversion of management’s time and our resources; (v) substantial monetary awards to trial participants or patients; (vi) product recalls, withdrawals or labeling, marketing or promotional restrictions; (vii) a decline in the Combined Company’s stock price. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We do not maintain any product liability insurance. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our top suppliers are principally located in regions that are subject to earthquakes and other natural and man-made disasters.

Our top suppliers are located in regions susceptible to natural and man-made disasters, such as the United States, the Netherlands, Poland, and southern China, which have experienced either severe flooding, earthquakes, wildfires, extreme weather conditions, or power loss. If there is a major earthquake or any other disaster in a region where one of our top suppliers is located, the ability of the supplier to respond to our request of products could be severely and negatively influenced. Additionally, the disasters could adversely impact the transportation condition in the region, and our ability to transport products from the supplier to our warehouses in the U.S. could be compromised, which could result in our customers experiencing a significant delay in receiving their CEA products and a decrease in our service levels for a period of time. Any such business interruption could materially and adversely affect our business, financial condition, and results of operations.

Our reliance on a limited base of suppliers for our products may result in disruptions to our business and adversely affect our financial results.

During the fiscal years 2023 and 2022, the total dollar volume of the transactions between our five largest suppliers and us accounted for 90.56% and 73.31% of our total dollar volume of the transactions between all our suppliers and us, respectively.

Although we continue to expand our suppliers base, we continue to rely on a limited number of suppliers for our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, one of our subsidiaries, Hydroman, had previously entered into a supply agreement with one of our top suppliers, Megaphoton, on May 4, 2020 (the “Megaphoton Supply Agreement”), pursuant to which Megaphoton provided manufacturing services, design and development services, marketing promotion support services, and consulting services for Hydroman’s grow lights and other agricultural industry-related supplies products lines. The Megaphoton Supply Agreement expired on May 4, 2023, and we are actively engaged in negotiations to secure a new supplier and further diversify our supplier base, a strategic initiative aimed at reinforcing our supply chain and fostering long-term operational resilience. Any inability to develop relationships with suppliers on favorable terms, or at all, could have a material adverse effect on Hydroman’s financial condition and results of operations.

A significant interruption in the operation of our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.

Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of our suppliers’ facilities, especially for those products manufactured at a limited number of facilities, could significantly impact our capacity to sell products and service our customers in a timely manner, which could have a material adverse effect on our customer relationships, revenues, earnings and financial position.

If our suppliers are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to sell our products may be harmed.

The manufacture of some of our products is complex and requires precise high-quality manufacturing that is difficult to achieve. We may experience difficulties in manufacturing our products on a timely basis and in sufficient quantities. These difficulties have primarily related to difficulties associated with ramping up production of newly introduced products and may result in increased delivery lead-times and increased costs of manufacturing these products. Our failure to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, increased warranty costs or other problems that could harm our business and prospects.

In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require, which could harm our business and results of operations.

Disruptions in availability or increases in the prices of raw materials sourced by suppliers could adversely affect our results of operations.

We source many of our products from suppliers outside of the United States. The general availability and price of raw materials of those products can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather.

A significant disruption in the availability of raw materials sourced by our suppliers for any of our key products could cause increases in the price of products we source from our suppliers, which could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in our product sourcing costs. We may not be able to locate or utilize alternative inputs for certain products in time. For certain inputs, new sources of products may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

Our operating results and ability to achieve or maintain profitability may be adversely affected by our transition to undertake assembly in North America.

Currently, our grow lights are primarily sourced from suppliers in China. We are shifting from sourcing grow lights primarily in China to sourcing grow light components and assembling them in North America, to reduce our transportation time and costs. We are setting up a manufacturing facility for grow lights in Manitoba, Canada, and may set up additional facilities in North America to undertake the assembling process. We expect to have 30% of our grow lights assembled in North America in five years, and 50% in ten years.

In transitioning to sourcing grow light components globally, our ability to identify and develop relationships with qualified suppliers who can meet our price and quality standards and supply in a timely and efficient manner is a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products.

Further, given the wages and employee benefits gap between China and North America, we may face higher costs in wages and employee benefits for our operation staff in North America. Although products assembled in North America tend to sell at a premium in our market, we may fail to pass the increased costs to our customers in the form of higher prices due to competition in the grow light market, and our ability to achieve or maintain profitability may therefore be adversely affected.

Arbitration proceedings, legal proceedings, investigations, and other claims or disputes are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures, or prevent us from taking certain actions, any of which could adversely affect our business.

In the course of our business, we are, and in the future may be, a party to arbitration proceedings, legal proceedings, investigations, and other claims or disputes, which have related and may relate to subjects including commercial transactions, intellectual property, securities, employee relations, or compliance with applicable laws and regulations. As discussed below, we are engaged in a lawsuit relating to Megaphoton Supply Agreement.

On August 22, 2023, two separate lawsuits were filed against Nature’s Miracle and two of its wholly-owned subsidiaries: Visiontech Group Inc., a California corporation, and Hydroman Inc., a California corporation (collectively referred to as the “Defendants”) by Megaphoton. Megaphoton, a manufacturer and producer of artificial lighting equipment for use in agriculture and industrial applications, filed the lawsuits against the Defendants in Los Angeles Superior Court, asserting that the Defendants have breached a contract/guarantee agreement by failing to pay a total of $6,857,167, as per the terms of these agreements. Nature’s Miracle believes that there is no merit in the complaint and has filed a counter-suit against Megaphoton in Orange County Court, California, seeking affirmative relief on September 22, 2023. On March 5, 2024, Megaphoton filed requests to dismiss the cases against Hydroman and Visiontech in the Superior Court of Los Angeles.

We face a significant risk due to ongoing litigation that has the potential to result in future financial obligations, adversely impacting the company’s business and profitability. The outcome of the present legal proceedings may lead to financial liabilities, such as settlements or damages, posing a material threat to our financial condition and cash flow. Moreover, adverse litigation outcomes may harm our reputation, affecting customer trust and investor confidence, thereby influencing market share and brand value. While we are actively managing and addressing the litigation, uncertainties persist, emphasizing the importance of transparency in communication with stakeholders and the implementation of effective risk mitigation strategies.

We may not be able to adequately obtain, maintain, protect or enforce our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to our registered trademark, “eFinity”. We have not sought to register every one of our trademarks either in the United States or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered trademark we hold. If we are unable to obtain, maintain, protect and enforce our intellectual property on our trademark, we could suffer a material adverse effect on our business, financial condition and results of operations.

The steps we take to obtain, maintain, protect and enforce our intellectual property right may be inadequate and despite our efforts to protect the right, unauthorized third parties, including our competitors, may use our trademark without our permission. In addition, we cannot guarantee that we have entered into confidentiality agreements with each party that has or may have had access to our know-how and trade secrets. Moreover, our contractual arrangements may be breached or otherwise not effectively prevent disclosure of, or control access to, our intellectual property and confidential information or provide an adequate remedy in the event of an unauthorized disclosure. If we are unable to obtain, maintain, protect or enforce our intellectual property right, we could suffer a material adverse effect on our business, financial condition and results of operations.

Litigation may be necessary to enforce our trademark and protect ourselves against claims by third parties that our products or services infringe, misappropriate or otherwise violate their intellectual property rights or proprietary rights. Any litigation or claims brought by us could result in substantial costs and diversion of our resources and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated. Our efforts to enforce our intellectual property right may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property right, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property right. Additionally, the mechanisms for enforcement of intellectual property right in foreign jurisdictions may be inadequate.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Although we try to ensure that our employees do not use the intellectual property and proprietary rights, including proprietary information or know-how, of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property or proprietary rights, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning agreements with our employees, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property or proprietary rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of the Combined Company’s Common Stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent and other intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our owned trademark is not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We regard our owned trademark, “eFinity”, as having significant value and as an important factor in the success of our business. Our trademark may be challenged, infringed, circumvented, declared generic or determined to be infringing on or dilutive of other marks. Additionally, at times, competitors may adopt trademarks, trade names or service marks similar to the one we own, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark, trade name or service mark infringement claims brought against us. Over the long term, if we are unable to establish name recognition based on our trademark, we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our intellectual property and proprietary rights related to our trademark may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Government and Regulation

Certain state and other regulations pertaining to the use of certain ingredients in growing media could adversely impact us by restricting our ability to sell such products.

One of our product lines is growing media products. This product line includes certain products, such as organic soils that contain ingredients that require the companies that provide us with these products to register the product with certain regulators. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of our products could have an adverse impact on those companies providing us with such regulated products, and as a result, limit our ability to sell these products.

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, which are commonly used in grow media products, could result in significant costs that adversely impact our reputation, businesses, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media product line. In the United States, products containing pesticides generally must be registered with the Environmental Protection Agency (the “EPA”), and similar state agencies before they can be sold or applied. Pesticides are commonly used in grow media products. The failure by one of our partners to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The costs of compliance, noncompliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with us, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in countries in which we conduct our business. However, our employees or other agents may engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

We may acquire other greenhouses or other indoor farming manufacturing operations, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of greenhouses or other indoor farming manufacturing operations, and other assets in the future.

Any acquisition or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the business strategy, sales plans, technologies, products, distribution channels, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their facilities are not easily adapted to work with our technology, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, customers’ experience with the acquired company prior to acquisition, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

1.	use cash that we may need in the future to operate our business;

2.	encounter difficulties retaining key employees of the acquired company or integrating diverse facility operations or business cultures;

3.	incur large charges or substantial liabilities;

4.	incur additional debt on terms unfavorable to us or that we are unable to repay;

5.	divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country; and/or

6.	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Our success depends on employing a skilled local labor force, and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

Our operations require significant labor, and even if we are able to identify, hire and train our labor force, there is no guarantee that we will be able to retain these employees. Any shortage of labor or lack of regular availability could restrict our ability to operate our facilities profitably, or at all.

In addition, our success and future growth depend largely upon the continued services of our executive officers as well as other key team members. These executives and key team members have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with suppliers and customers in the industry. From time to time, there may be changes in our executive management team or other key team members resulting from the hiring or departure of these personnel. The loss of one or more of executive officers or key team members, or the failure by the executive team and key team members to effectively work together and lead the company, could harm our business. Our earlier growth stage may result in less management depth with less established succession planning than may be found in later-stage companies.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

Damage to our reputation or our brand could negatively impact our business, financial condition, and results of operations.

We must grow the value of our brand to be successful. We intend to develop a reputation based on the high quality of our products, services, and trained personnel, as well as on our particular culture and the experience of our customers with our recommended CEA products solutions. If we do not make investments in areas such as marketing and advertising, as well as personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, accidents from use of our products, or allegations or perceptions of non-compliance or failure to comply with ethical and operational standards, could significantly reduce the value of our brand, expose us to negative publicity, and damage our overall business and reputation.

Members of our board of directors will have other business interests and obligations to other entities.

None of our independent directors will be required to manage our business as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to us, provided that such activities do not compete with the business of our company or otherwise breach their agreements with us. We are dependent on our directors and executive officers to successfully operate our company. Their other business interests and activities could divert time and attention from operating our business.

Our actual operating results may differ significantly from our guidance.

From time to time, we provide forward looking estimates regarding its future performance that represent our management’s estimates as of a point in time. These forward-looking statements are based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance on our projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. The principal reason that we provide forward looking information is to provide a basis for our management to discuss its business outlook with stockholders. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of our forward-looking statements will not materialize or will vary significantly from actual results. Accordingly, our forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our forward-looking statements and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making investment decisions.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that are held by non-affiliates exceeds $700.0 million as of December 31 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in Lakeshore’s initial public offering of units, consummated on March 11, 2022 (the “IPO”). In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our securities.

Risks Related to the Company’s Common Stock

The Company’s stock price may fluctuate significantly.

The market price of the Company’s common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our results of operations due to factors related to its business;

●	success or failure of its business strategies;

●	competition and industry capacity;

●	changes in interest rates and other factors that affect earnings and cash flow;

●	its level of indebtedness, its ability to make payments on or service its indebtedness and its ability to obtain financing as needed;

●	its ability to retain and recruit qualified personnel;

●	its quarterly or annual earnings, or those of other companies in its industry;

●	announcements by us or its competitors of significant acquisitions or dispositions;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the failure of securities analysts to cover, or positively cover, its common stock after the Business Combination;

●	changes in earnings estimates by securities analysts or its ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	investor perception of the company and its industry;

●	overall market fluctuations unrelated to its operating performance;

●	results from any material litigation or government investigation;

●	changes in laws and regulations (including tax laws and regulations) affecting its business;

●	changes in capital gains taxes and taxes on dividends affecting stockholders; and

●	general economic conditions and other external factors.

Low trading volume for the Company’s common stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on stock price volatility.

Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against the Company could cause the Company to incur substantial costs and could divert the time and attention of its management and other resources.

An active, liquid trading market for the Company’s common stock may not develop, which may limit your ability to sell your shares.

An active trading market for the Company’s shares of common stock may never develop or be sustained following the consummation of the Business Combination. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither the Company nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of the Company’s common stock. An inactive market may also impair the Company’s ability to raise capital to continue to fund operations by issuing shares and may impair the Company’s ability to acquire other companies or technologies by using the Company’s shares as consideration.

The issuance of additional shares of common stock or convertible securities may dilute your ownership and could adversely affect the stock price.

From time to time in the future, the Company may issue additional shares of common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. Additional shares of common stock may also be issued upon exercise of outstanding stock options and warrants to purchase common stock. The issuance by us of additional shares of common stock or securities convertible into common stock would dilute your ownership of the Company and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.

Issuing additional shares of the Company’s capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. The Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of the Company’s common stock bear the risk that the Company’s future offerings may reduce the market price of the Company’s common stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of the Company’s common stock by the Company or its existing stockholders in the public market could cause the market price for the Company’s common stock to decline.

The sale of substantial amounts of shares of the Company’s common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that the Company deems appropriate.

In connection with the Business Combination, all of Nature’s Miracle’s stockholders agreed that, subject to certain exceptions, they will not, during the period beginning at the effective time of the Business Combination and the date that is six months after the date of the Business Combination (subject to early release if the Company consummates a change of control), directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale, or otherwise dispose of any shares of common stock, or any options or warrants to purchase any shares of common stock, or any securities convertible into, exchangeable for, or that represent the right to receive shares of common stock, or any interest in any of the foregoing.

Upon the expiration or waiver of the lock-up described above, shares held by these stockholders will be eligible for resale, subject to, in the case of stockholders who are our affiliates, volume, manner of sale, and other limitations under Rule 144 promulgated under the Securities Act.

In addition, certain of our stockholders will have registration rights under a registration rights agreement to be entered into prior to the Closing pursuant to which we are obligated to register such stockholders’ shares of common stock and other securities that such stockholders may acquire after the Closing. Upon the effectiveness of the applicable registration statement, these shares of common stock will be available for resale without restriction, subject to any lock-up agreement.

In addition, shares of the Company’s common stock issuable upon exercise or vesting of incentive awards under our incentive plans are, once issued, eligible for sale in the public market, subject to any lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. Furthermore, shares of the Company’s common stock reserved for future issuance under the 2023 Incentive Plan may become available for sale in future.

The market price of shares of the Company’s common stock could drop significantly if the holders of the shares described above sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for the Company to raise additional funds through future offerings of shares of the Company’s common stock or other securities.

If securities or industry analysts publish inaccurate or unfavorable research or reports about the Company’s business, its stock price and trading volume could decline.

The trading market for the Company’s common stock depends, in part, on the research and reports that third-party securities analysts publish about the Company and the industries in which the Company operates. The Company may be unable or slow to attract research coverage and if one or more analysts cease coverage of the Company, the price and trading volume of its securities would likely be negatively impacted. If any of the analysts that may cover the Company change their recommendation regarding the Company’s common stock adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of its common stock would likely decline. If any analyst that may cover the Company ceases covering the Company or fails to regularly publish reports on the Company, the Company could lose visibility in the financial markets, which could cause the price or trading volume of the Company’s common stock to decline. Moreover, if one or more of the analysts who cover the Company downgrades the Company’s common stock, or if the Company’s reporting results do not meet their expectations, the market price of the Company’s common stock could decline.

The Company may be subject to securities litigation, which is expensive and could divert management attention.

Following the Business Combination, the per share price of the Company’s common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

Item 2. Properties.

We have over 36,599 square feet of warehouses under leases in strategic locations, including two warehouses in the U.S. Our headquarters is located in California.

To reduce lead time and save logistic time and cost, we are setting up our first manufacturing and assembly facility in North America, which is located at the Manitoba province, Canada, with total size of over 3000 square feet, for grow light manufacturing and assembly.

We believe that our existing facilities are adequate for our needs at this time, although we do plan to open new distribution centers in the future to meet anticipated demand resulting from overall market growth.

Item 3. Legal Proceedings.

On August 22, 2023, two separate lawsuits were filed against Nature’s Miracle and two of its wholly-owned subsidiaries: Visiontech Group Inc., a California corporation, and Hydroman Inc., a California corporation (collectively referred to as the “Defendants”) by Megaphoton. Megaphoton, a manufacturer and producer of artificial lighting equipment for use in agriculture and industrial applications, filed the lawsuits against the Defendants in Los Angeles Superior Court, asserting that the Defendants have breached a contract/guarantee agreement by failing to pay a total of $6,857,167, as per the terms of these agreements. Nature’s Miracle believes that there is no merit in the complaint and has filed a counter-suit against Megaphoton in Orange County Court, California, seeking affirmative relief on September 22, 2023. On March 5, 2024, Megaphoton filed requests to dismiss the cases against Hydroman and Visiontech in the Superior Court of Los Angeles.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the Closing Date, Lakeshore’s publicly traded common stock, public warrants, units and rights were listed on The Nasdaq Global Market under the symbols “LBBB,” “LBBBW,” “LBBBU” and “LBBBR,” respectively. On the Closing Date, the Company notified Nasdaq that the Business Combination had become effective and that Lakeshore’s outstanding securities had been converted into the Company’s common stock and warrants. The Company’s common stock commenced trading on The Nasdaq Global Market under the symbol “NMHI” on March 11, 2024, and the Company’s warrants commenced trading on the Nasdaq Capital Market under the symbol “NMHIW” on March 11, 2024. Nasdaq delisted Lakeshore’s ordinary shares, warrants and rights that were previously traded on the Nasdaq.

Holders

There are 449 holders of the Company’s common stock as of April 11, 2024.

Dividends

The Company has not paid any cash dividends on shares of its common stock to date. The payment of any cash dividends in the future will be within the discretion of the Board. The payment of cash dividends in the future will be contingent upon the Company’s revenues and earnings, if any, capital requirements, and general financial condition. It is the present intention of Board to retain all earnings, if any, for use in business operations, and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized under Equity Compensation Plans

At the Special Meeting, the Lakeshore stockholders approved the Nature’s Miracle Holding Inc. 2024 Incentive Plan (the “2024 Incentive Plan”). The Company expects that the Board or the compensation committee of the Board will make grants of awards under the 2024 Incentive Plan to eligible participants.

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 26,306,751 shares were issued and outstanding, as of April 11, 2024.

●	Our Certificate of Incorporation authorizes us to issue up to 1,000,000 shares of preferred stock, with no shares issued and outstanding as of April 11, 2024.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Exchange Act and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Continental Stock Transfer & Trust is the registrar and transfer agent for the Company’s common stock and warrants, located at 1 State St 30th floor, New York, NY 10004. The phone number for Continental Stock Transfer & Trust is (212) 509-4000. Additional information about Continental Stock Transfer & Trust can be found on its website at https://continentalstock.com/contact-us.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

2024 Equity Incentive Plan

On September 1, 2022, the Board of Directors of Lakeshore adopted and approved the Nature’s Miracle, Inc. 2024 Equity Incentive Plan (the “2024 Plan”).  On February 15, 2024, the shareholders of Lakeshore approved the adoption of the 2024 Plan. The 2024 Plan provides for the grant of incentive stock options, non-qualified stock option, stock appreciation rights, restricted stock, restricted stock units and other stock or equity-related cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, will be eligible for grants under the 2024 Plan. As of April 11, 2024, a total of 2,630,677 shares of common stock are reserved for issuance pursuant to the 2024 Plan.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2024 Equity Incentive Plan:
Equity compensation plans approved by security holders	-	$-	2,630,677
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	2,630,677

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our,” and other similar terms refer to Nature’s Miracle Holding Inc. and its consolidated subsidiaries and VIE.

Reverse recapitalization

Nature’s Miracle Holding Inc., which until March 11, 2024 was known as LBBB Merger Corp. (the “Company”, “we” or “us”) is a company incorporated on August 1, 2022 under Delaware law as a wholly owned subsidiary of the Lakeshore Acquisition II Corp., a Cayman Islands exempted company (“Lakeshore”).

Lakeshore entered into the Merger Agreement with Nature’s Miracle Inc. (“Nature’s Miracle”) and shareholders of Nature’s Miracle and Lakeshore on September 9, 2022, and as amended on June 7, 2023. Pursuant to the terms of the Merger Agreement, the merger will be completed through a two-step process consisting of the reincorporation and the merger. Pursuant to the Merger Agreement, at the effective time of the merger, each share of Nature’s Miracle common stock issued and outstanding immediately prior to the effective time was cancelled and automatically converted into the right to receive the applicable pro rata portion of shares of our common stock, the aggregate value of which was equal to: (a) $230,000,000 minus (b) the estimated Closing Net Indebtedness (as defined in the Merger Agreement) (the “Merger Consideration”).

On March 11, 2024, Lakeshore merged with and into the Company for the sole purpose of reincorporating Lakeshore into the State of Delaware (“Reincorporation”). Immediately after the Reincorporation, we consummated the merger resulting in the stockholders of Nature’s Miracle becoming 84.7% stockholders of our Company and our Company becoming the 100% stockholder of Nature’s Miracle. Immediately after giving effect to the merger, there were 26,306,764 issued and outstanding shares of our common stock. The consolidation of our Company and our subsidiaries have been accounted for as Lakeshore is the “acquired” company for financial reporting purposes at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements. All share and per share data has been retroactively restated to reflect our current capital structure.

Overview

We are a growing agriculture technology company providing products to indoor growers in a CEA (Controlled Environment Agriculture) setting in North America.

We focus on the greenhouse and cultivation industry and aim at providing integrated greenhouse solutions, including grow lights and grow media for vertical farming and multiple growing system. These systems enable year-round cultivation of crops, avoids harsh environments with very cold or hot climate. Many states focused on farming are limited to grow crops are certain months such as Spring to Fall only, and or are too far from production states too have fresh produce year-round. There are cost advantages also as vertical farming systems produces a much higher yield per acre of land. In most cases, water consumption is much lower, up to 90%. Many indoor growers can locate closer to large population centers which can significantly reduce cost of trucking, and lead time whilst reducing carbon emissions as well.

We operate mainly through two subsidiaries in California, Visiontech and Hydroman. Visiontech is known for the brand “eFinity” and provides high-efficiency and high-quality grow lights, grow media, fixtures and other related equipment; Hydroman supplies commercial greenhouse developers and owners with professional lighting technology and equipment.

In the last year, the Company has signed a key industry executive to serve as COO; a CEO with a track record of putting together business models, securing financing, successfully listing on Nasdaq and enhancing shareholder value; and in since December 2023 an experienced chief financial officer and a director of sales with significant experience in the CEA space. The Management team is committed to making the Company the leading provider of commercial greenhouse infrastructure, providing greenhouse fully controlled environmental system, operations consulting services, equipment, and a leader in supplying vertical farming equipment, nutrients, grow feed, and related supplies.

In its first expansion plan, the Company is seeking to add additional products to our offering. These include organic and non-organic fertilizers, organic plant growth additives, organic pesticides. Additional equipment is being considered as well. These are value add components that will help growers increase yield, but more importantly reduce failures and dramatically improve growing environments such. These pieces of equipment include dehumidifiers, water oxygenation and purification systems, fertilizer injection systems, controls systems, etc. The Such expansion is a natural complement to its existing base of indoor growers. The Company is currently in talks with global and local suppliers to manufacture, distribute or introduce a private-label brand.

The Company also seeks to enter the joint ventures in other industry verticals to utilize excess space available for vertical farming. An example of such verticals includes Bitcoin mining centers, independently-owned Artificial Intelligence data-centers and electrical power-grid equipment operators. These facilities produce complimentary by-products that our systems utilize to manage ideal growing conditions.

The Company intends to revolutionize the “farm produce to table” supply system by utilizing cost effective and sustainable solutions to indoor farming that is close to urban and large population centers.

Trends and Expectations

The global indoor farming market was estimated at $18.6 billion in 2022, $20.3 billion in 2023 and poised to grow to $32.3 billion in 2028 according to Markets and Markets research. We are part of this unique and lucrative industry. The drivers are:

●	Increase in demands for fresh foods with high nutritional value

●	Large population center’s demand for produce from a short distance

●	the rise of fuel and transport costs

●	the need to conserve water as indoor systems have highly efficient water use

●	the need for year-round farming, protection from the elements and pests

●	an exponential yield per acre compared to conventional farming.

The following factors have been important to our business, and we expect them to impact our results of operations and financial condition in future periods:

Product and Brand Development

We plan to increase investments in product and brand development. We actively evaluate and pursue acquisitions of product brand names and improvements on existing products. We continue to work with our suppliers in improving lighting products to be both of the highest quality and simultaneously cost effective for the customer. The Company invests in trips abroad to source and partner with manufacturing companies. We expect to develop additional manufacturing relationships and suppliers in Europe in the near future.

The Company is also currently looking to diversify its product offering in the field of plant nutrients/fertilizer and plant growing substrates used by indoor and greenhouse growers. This is a natural expansion as we have the customer base to cross-sell fertilizers and additives along with grow substrates. We are currently evaluating suppliers from India, Holland, South American and local providers to achieve this goal.

The Company is also developing proprietary “all in one” automated and robotic indoor growing systems that are under design and testing phases.

The Company utilizes its vast network in the industry and recent publicity in listing on Nasdaq in acquiring leads for potential partnerships in sourcing, research and development of new product and business acquisitions.

Regulatory Environment

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our,” and other similar terms refer to Nature’s Miracle Holding Inc. and its consolidated subsidiaries.

The importation of LED lighting and distribution of such equipment in the United States and Canada does not require strict government disclosures and technical inspections. The Company obtains local business permits to store in our main warehouses, obtain licenses to resell, and follows guidelines on packaging. Certain utility companies in the U.S. have programs that award rebates to heavy usage customers, some of which are in the indoor farming business. These customers are required to install LED lights with a minimum 50,000 hours life. There is also a performance requirement set by DesignLightsConsortium, a non-profit energy improvement agency.

Sourcing

One of our subsidiaries, Hydroman, had previously entered into a supply agreement with one of our top suppliers, Megaphoton, on May 4, 2020 (the “Megaphoton Supply Agreement”), pursuant to which Megaphoton provides manufacturing services, design and development services, marketing promotion support services, and consulting services for Hydroman’s grow lights and other agricultural industry-related supplies products lines for three years from the date of the Megaphoton Supply Agreement. The Megaphoton Supply Agreement expired on May 4, 2023. For the fiscal year ended December 31, 2023, $251,279, or 6% of our total purchase were attributable to Megaphoton. For the fiscal year ended December 31, 2022, $7,339,183, or 49% of our total purchase were attributable to Megaphoton.

Historically we have sourced finished grow light products from UniNet Global and Megaphoton. However, going forward, we will likely significantly reduce our purchases or eliminate purchases from UniNet Global since it is not the manufacturer of our product and is controlled by a related party. We have not made any purchase from UniNet Global during the year ended December 31, 2023. In addition, we have significantly reduced our sourcing from Megaphoton which traditionally was our largest supplier since the beginning of 2023 and have stopped sourcing from Megaphoton since the termination of the Megaphoton Supply Agreement. We have increased our sourcing from other quality supplier.

On April 24, 2023, we entered into a strategic cooperation agreement with Sinoinnovo Technology (Guangdong) Co., Ltd. (“Sinoinnovo”), a company incorporated under the laws of China, pursuant to which Nature’s Mircle will source from Sinoinnovo its grow light systems for distribution in the U.S. and Europe. Both companies will also cooperate jointly to set up advanced manufacturing capabilities in China and the U.S. possible delete

In addition, we are evaluating the feasibility of setting up manufacturing facilities in North America and this will provide further diversification from existing vendors. Any expansions of new manufacturing facilities in North America are subject to capital availabilities. In our initial manufacturing operation, we will primarily be assembling light and other products.

RESULTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	Year Ended December 31, 2023	Year Ended December 31, 2022	Variance
Revenue	$8,932,751	18,621,344	(52.03)%
Cost of revenue	$9,881,622	16,952,201	(41.71)%
Gross (loss) profit	$(948,871)	1,669,143	(156.85)%
Selling, general and administrative expenses	$4,066,016	3,442,257	18.12%
Goodwill impairment loss	1,023,533	-	100.00%
Loss from operations	$(6,038,420)	(1,773,114)	240.55%
Other expense	$(1,081,393)	(756,455)	42.96%
Loss before income taxes	$(7,119,813)	(2,529,569)	181.46%
Income tax expense (benefit)	$218,358	(68,444)	(419.03)%
Net loss	$(7,338,171)	(2,461,125)	198.16%
Gross (loss) profit % of revenues	(10.62)%	8.96%
Net loss % of revenues	(82.15)%	(13.22)%

Revenue

Revenue for the year ended December 31, 2023 decreased 52.0% to $8,932,751 as compared to $18,621,344 for the year ended December 31, 2022. Revenue decreased due to slower customer demand and more competitive market.

For the years ended December 31, 2023 and 2022, we had 142 and 172 customers, respectively. Average revenue per customer for the years ended December 31, 2023 and 2022 were approximately $63,000 and $108,000, respectively. Our revenue from top 5 customers for the year ended December 31, 2023 was approximately $4.1 million compared to approximately $9.6 million for the same year 2022, representing a decrease of 57.7%.

The significant decline in average revenue customer and top 5 customers is due to 1) higher interest rate environment in North America which led to higher borrowing costs for customers which in turn cut back on spending on new equipment; 2) we have to lower some of our product price due to competition as a result of slower customer demand due to overall slower economic activity in 2023.

We expect these significant decreases in revenue to be temporary as interest rate is currently at its peak and Federal Reserve is expected to cut interest in the coming years which will reduce business lending costs and increase our customers’ demand. Also, our principal business is in CEA industry which rapidly expanding due to growing consumer demand for low-environmental-impact food, local food systems, and improved accessibility to high-quality produce with shorter supply chains. In addition, our access to capital market will allow us to expend significant resources to compete, increase our product supply and develop new products and new market. Starting in 2023, the Company has two customers supplying LED lighting to growers that apply to rebate programs with utility companies. Utility companies are incentivizing volume users of electricity to convert to LED lighting by providing rebates. The rebate process can take time to verify and document by Utility companies resulting in payments of 60 to 120 days. The Company believes the credit quality of rebate payers more than offset the risk of long collection turnover of receivables. For the fiscal year ended December 31, 2023, the Company has sold via these programs with total sales to two customers at approximately $201,000 and $210,000, respectively.

Costs of Revenue

Costs of revenue for the year ended December 31, 2023 decreased 41.7% to $9,881,622 as compared to $16,952,201 for the year ended December 31, 2022. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to slower customer demand.

Gross (loss) Profit

Gross loss was $948,871 for the year ended December 31, 2023 and gross profit was $1,669,143 for the year ended December 31, 2022. The gross margin for the year ended December 31, 2023 decreased to (10.6)% from 9.0% for the year ended December 31, 2022. The decrease occurred mainly due to the inventory impairment of $1,269,469 resulted from the slow moving inventory of Hydroman. The decrease also because we lowered some of our product prices in response to competition, and also expenses related to rent, warehouse labor and utilities become disproportionately higher in 2023 resulting from reduced revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 increased 18.1% to $4,066,016 as compared to $3,442,257 for the year ended December 31, 2022. The increase was mainly due to increased provision of credit loss of $584,626 resulted from accounts receivable, and increased payroll and compensation expense of $1,154,023, which was attributed to increased bonuses expenses provided to key employees, offset by decreased of professional fee of $1,066,380 as we incurred more costs associated with the initial public offering in year 2022.

Pursuant to a Letter Agreement entered on November 15, 2023, a total of 235,000 shares of our common stock will be issued upon closing of the merger in connection with certain transactions relating to merger and our employment agreements, including: (i) 50,000 shares to Tie (James) Li and 50,000 shares to Zhiyi, Zhang (or 100,000 shares in the aggregate) in connection with their guarantees of the repayment of the Newtek Loan, which was loaned to a subsidiary of us with the principal amount of $3,700,000; (ii) 12,500 shares to Tie (James) Li and 12,500 shares to Deyin (Bill) Chen (or 25,000 shares in the aggregate) in connection with their loans to Lakeshore, each with the principal amount of $125,000 under separate but similar loan agreements); (iii) 10,000 shares to Charles Jourdan Hausman in connection with his appointment as a board member with us and (iv) 100,000 shares to Darin Carpenter in connection with an employment agreement with us. The shares were valued at approximately $2.85 million and approximately $1.6 million will be expensed as general and administrative expenses after consummation of the merger in accordance with the service period.

Pursuant to board resolution dated March 24, 2024, certain key employees were approved for stock incentives including George Yutuc (Chief Financial Officer), Kirk Collins (Director of Sales), and Amber Wang (Controller). Each can receive shares that vest over time of 100,000, 50,000 and 50,000 shares, respectively. Each of these employees have signed an employment agreement that reflects such shares and unique vesting schedules. The fair value of the shares to be issued was approximately $178,000 at $0.89 per share.

On April 2, 2024, the Company entered into an investor relations consulting agreement with MZHCI LLC (“MZHCI”) pursuant to which MZHCI will provide investor relations services to the company and the agreement has a term of six months. The Company will pay $14,000 cash per month and to issue MZHCI 150,000 shares of restricted common stock, 75,000 shares will be vested immediately upon signing the agreement and 75,000 shares will vest on October 1, 2024. The fair value of the shares to be issued was approximately $143,000 at $0.95 per share.

Goodwill impairment loss

Goodwill impairment loss for the year ended December 31, 2023 increased 100.0% to $1,023,533 as compared to $0 for the year ended December 31, 2022. The increase was mainly because we fully impaired goodwill acquired through Hydroman as it did not bring significant synergy to us to grow our grow light unit as expect.

Other (Expense) Income

Other (expense) income primarily consists of net interest expense and loss on loan extinguishment. Other expense for the year ended December 31, 2023 was $1,081,393 as compared to other expense of $756,455 for the year ended December 31, 2022. The increase was mainly due to the loss on loan extinguishment of $233,450 as well as interest expense of $847,191 as our company obtained a new $3.7 million loan during 2023.

Pursuant to the Letter Agreement and board resolution discussed above, approximately $1.25 million will be expensed as finance expenses for the shares issued as loan guarantees after consummation of the merger.

Income Tax Expense (Benefit)

Our income tax expense was amounted to $218,358 for the years ended December 31, 2023 and our income tax benefit was amounted to $68,444 for the years ended December 31, 2022. The change of income tax was primarily because we evaluated the recoverable amounts of deferred tax assets and determined to provide a 100% valuation allowance against the net operating loss and temporary difference for the year ended December 31, 2023.

Net Loss

Net loss for the year ended December 31, 2023 was $7,338,171 as compared to net loss of $2,461,125 for the year ended December 31, 2022, representing an increase of $4,877,046. The increase in net loss for the year ended December 31, 2023 compared to that of 2022 was primarily due to lower revenue, lower margin on the products sold and inventory impairment and goodwill impairment loss as we mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of December 31, 2023, we had approximately $0.2 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $7.4 million as of December 31, 2023.

On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. In addition, we had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

●	financial support from our related parties and shareholders;

●	other available sources of financing from banks and other financial institutions;

●	equity financing through capital market.

We can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to us, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfall, there would likely be a material adverse effect on us and would materially adversely affect our ability to continue as a going concern.

The consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

Operating Activities

Net cash used in operating activities was $1,680,128 for the year ended December 31, 2023. We had net loss of $7,338,171, our cash outflow from operating cashflow decreased by approximately $2.5 million as we used more inventory on hand instead of making new purchases offset by decrease of accounts payable as we payoff more vendors using on hand cash.

Net cash used in operating activities was $2,452,839 for the year ended December 31, 2022. We had net loss of $2,461,125, our cash outflow from operating cashflow was decreased by approximately $3.1 million of cash inflow from inventory as we used more inventory on hand offset by increase of accounts receivable.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities amount to $437,087 which was primarily for loan to related parties of $570,000, offset by loan repayment from third parties of $132,913.

For the year ended December 31, 2022, net cash used in investing activities amounted to $269,775, cash outflow was primarily for loan to related parties of $410,000, short term investment in securities of $300,000, offset by sale of short-term investment of $258,855 and loan repayment from third parties of $130,614.

Currently we have no capital commitment regarding the manufacturing facility in Canada. Currently the facility is for assembly only and thus requires significant less capital compared to manufacturing. Our investment into the facility will be subject to the amount of long-term financing we can obtain in 2023.

Financing Activities

Net cash provided by financing activities was $1,527,817 for the year ended December 31, 2023. The main reason for the increase in net cash provided was primarily a result of net proceeds from long-term loan borrowing from third parties of $3,338,546, short-term loan borrowing from third parties of $608,312, and short-term loan borrowing from related parties of $773,255, offset by payments of deferred offering costs of $438,932, repayments on long term loans which are mainly our car and mortgage loan of $167,830, repayments on short-term loan from third parties of $1,858,591, and repayments on short term loans from related parties of $700,000.

Net cash provided by financing activities was $2,222,246 for the year ended December 31, 2022. The main reason for the increase in net cash provided was primarily a result of proceeds from short-term loan borrowing from third parties (including AR factor and Bank loan) of $2,225,887, short-term loan borrowing from related parties of $710,000, proceed from reverse recapitalization of $394,000, and other payable — related parties of $372,944 which are money lent from our shareholders to pay for our expenses, offset by payments of deferred offering costs of $395,000, repayments on long term loans which are mainly our car and mortgage loan of $85,469, repayments on short-term loan from third parties of $825,116, and repayments on other payables — related parties of $175,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue recognition

We follow Accounting Standards Codification (“ASC”) 606 Revenue Recognition and recognizes revenue from product sales revenues, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation.

Our contracts with customers where the amounts charged per product is fixed and determinable, the specific terms of the contracts were agreed on by us including payment terms which are typically 30 to 60 days. In certain contracts involving customers that entered into rebate programs with Utility companies for using LED lighting, payment term ranges from 60 to 120 days. In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less. The risk of loss or damage upon shipment, therefore, revenue from product sales is recognized at a point in time when control of product transfer to customer and we have no further obligation to provide services related to such product. Return allowances which are immaterial based on historical experience.

We evaluate the criteria of ASC 606 — Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs, or the net amount earned as commissions. Generally, when we are primarily responsible for fulfilling the promise to provide a specified good or service, we are subject to inventory risk before the good or service has been transferred to a customer and we have discretion in establishing the price, revenue is recorded at gross.

Payments received prior to the delivery of goods to customers or picked up by the customers are recorded as contract liabilities.

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers.

Current discount offers, when accepted by our customers, are treated as a reduction to the transaction price of the related transaction.

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are recorded upon recognizing the related sales.

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. We value our inventory using the weighted average costing method. We include a part of cost of goods sold any freight incurred to ship the product from our vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered period costs and reflected in cost of revenue. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, we make provisions in order to reduce our carrying value to our estimated market value. We also review inventory for slow moving and obsolescence and records allowance for obsolescence.

Business Combination

We account for business acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed, and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, (ii) the fair value of the identifiable net assets of the acquired business.

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets and fair value of consideration. Estimates and assumptions that we must make in estimating the fair value of intangible assets and consideration mainly include future cash flows that we expect to generate.

The common stock issued as consideration for the purchase of Hydroman was valued using the net book value on a per-share-basis of the common stock of us multiplied by the number of shares issued; after considering a variety of approaches and valuation techniques management believes the use of the net book value of our common stock is the most fair depiction and approximation of the fair value the transaction price and at the time of the acquisition. We based our estimates and assumptions on our knowledge of the industry, recent performance, expectations of future performance and other assumptions our management believes to be reasonable.

Recently adopted accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. We adopted the ASU on January 1, 2023 and the adoption of this ASU does not have a material effect on our unaudited consolidated financial statements.

Recently issued accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Except as mentioned above, we do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Consolidated Financial Statements and Supplementary Data

NATURE’S MIRACLE HOLDING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and stockholders of
Nature’s Miracle Holding Inc. (formerly LBBB Merger Corp.), its subsidiaries, and variable interest entities

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature's Miracle Holding Inc.(formerly LBBB Merger Corp.), its subsidiaries, and variable interest entities (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities during the year ended December 31, 2023. The company had a working capital deficit as of December 31, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters

As discussed in Note 1, the company consummated the merger contemplated by the Merger Agreement between the Company and Nature’s Miracle, Inc.. The Merger is considered as a reverse recapitalization. Under this method of accounting, Lakeshore will be treated as the “acquired” company for financial reporting purposes. On the other side, the financial statements of the Company will represent a continuation of the financial statements of Nature’s Miracle, Inc. All share and per share data has been retroactively restated to reflect the current capital structure of the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants
PCAOB ID No. 1171

We have served as the Company’s auditor since May 16, 2023

San Mateo, California
April 16, 2024

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$221,760	$810,371
Accounts receivable, net	1,236,248	3,555,332
Accounts receivable - related parties, net	305,669	-
Inventories, net	5,046,084	8,802,062
Prepayments and other current assets	139,734	133,650
Prepayments - related party	-	13,304
Loans receivable	-	132,913
Loans receivable - related parties	460,000	-
Total Current Assets	7,409,495	13,447,632

NON-CURRENT ASSETS
Accounts receivable, net of current portion	-	138,613
Security deposit	47,633	66,720
Right-of-use assets, net	503,089	973,147
Cost method investment	1,000,000	-
Property and equipment, net	4,406,272	4,588,433
Deferred offering costs	833,932	395,000
Deferred tax asset, net	-	215,937
Goodwill	-	1,023,533
Total Assets	$14,200,421	$20,849,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	509,443	1,453,464
Short-term loans - related parties	783,255	710,000
Current portion of long-term debts	268,805	110,810
Accounts payable	8,034,044	2,335,069
Accounts payable - related parties	2,758,074	9,605,523
Other payables and accrued liabilities	1,351,951	604,972
Other payables - related parties	257,954	226,074
Operating lease liabilities - current	359,459	468,425
Tax accrual	340,628	399,187
Deferred income - Contract liabilities	118,909	808,118
Total Current Liabilities	14,782,522	16,721,642

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,979,939	2,967,218
Operating lease liabilities, net of current portion	157,897	542,709
Total Non-Current Liabilities	6,137,836	3,509,927

Total Liabilities	20,920,358	20,231,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock ($0.0001 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2023 and 2022, respectively)	-	-
Common Stock ($0.0001 par value,100,000,000 shares authorized, 22,272,478 and 22,272,478 shares issued and outstanding at December 31, 2023 and 2022, respectively)*	2,227	2,227
Additional paid-in capital	1,526,773	1,526,773
Accumulated deficit	(8,247,862)	(909,691)
Accumulated other comprehensive loss	(1,075)	(1,863)
Total Stockholders’ Equity (Deficit)	(6,719,937)	617,446

Total Liabilities and Stockholders’ Equity	$14,200,421	$20,849,015

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022

REVENUE (including related party revenue of $300,053 for the year ended December 31, 2023)	$8,932,751	$18,621,344

COST OF REVENUE	9,881,622	16,952,201

GROSS (LOSS) PROFIT	(948,871)	1,669,143

OPERATING EXPENSES:
Selling, general and administrative	4,066,016	3,442,257
Goodwill impairment loss	1,023,533	-
Total operating expenses	5,089,549	3,442,257

LOSS FROM OPERATIONS	(6,038,420)	(1,773,114)

OTHER INCOME (EXPENSE)
Interest expense, net	(847,191)	(742,715)
Loss on loan extinguishment	(233,450)	-
Loss from short-term investment	-	(41,143)
Other (expense) income	(752)	27,403
Total other expense, net	(1,081,393)	(756,455)

LOSS BEFORE INCOME TAXES	(7,119,813)	(2,529,569)

PROVISION FOR (BENEFIT OF) INCOME TAXES
Current	2,421	76,287
Deferred	215,937	(144,731)
Total provision for (benefit of) income taxes	218,358	(68,444)

NET LOSS	$(7,338,171)	$(2,461,125)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	788	(1,863)
COMPREHENSIVE LOSS	$(7,337,383)	$(2,462,988)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	22,272,478	16,707,410

LOSS PER SHARE
Basic and diluted	$(0.33)	$(0.15)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional paid in	Retained	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	earnings	loss	Total
BALANCE, December 31, 2021	-	$-	8,908,991	$891	$209,109	$1,560,487	$-	$1,770,487
Reverse recapitalization of Visiontech and Nature’s Miracle (Issuance of shares)	-	-	6,904,468	690	393,310	-	-	394,000
Acquisition of Hydroman	-	-	6,459,019	646	924,354	-	-	925,000
VIE consolidation	-	-	-	-	-	(9,053)	-	(9,053)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,863)	(1,863)
Net loss	-	-	-	-	-	(2,461,125)	-	(2,461,125)
BALANCE, December 31, 2022	-	$-	22,272,478	$2,227	$1,526,773	$(909,691)	$(1,863)	$617,446
Foreign currency translation adjustments	-	-	-	-	-	-	788	788
Net loss	-	-	-	-	-	(7,338,171)	-	(7,338,171)
BALANCE, December 31, 2023	-	$-	22,272,478	$2,227	$1,526,773	$(8,247,862)	$(1,075)	$(6,719,937)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,338,171)	$(2,461,125)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	164,942	141,342
Allowance for credit losses	907,021	322,395
Amortization of operating right-of-use asset	371,739	283,444
Amortization of debt issuance cost	72,807	52,693
Deferred taxes expenses (benefits)	215,937	(144,731)
Loss from short-term investment	-	41,143
Loss on loan extinguishment	233,450	-
Loss on early termination of right-of-use asset	33,423	-
Loss on disposal of fixed assets	17,219	-
Goodwill impairment loss	1,023,533	-
Inventory impairment loss	1,269,469	-
Change in operating assets and liabilities
Accounts receivable	245,007	(3,528,434)
Inventories	2,486,509	3,094,723
Prepayments and other current assets	(6,084)	192,033
Prepayments - related parties	13,304	-
Security deposit	19,088	-
Accounts payable	(1,148,473)	79,818
Other payables and accrued liabilities	852,662	326,087
Accrued interest payable – related parties	63,141	4,317
Operating lease liabilities	(428,883)	(285,949)
Tax accrual	(58,559)	(338,002)
Deferred income - Contract liabilities	(689,209)	(232,593)
Net cash used in operating activities	(1,680,128)	(2,452,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(52,894)
Loan to related parties	(570,000)	(410,000)
Loan repayment from related parties	-	6,000
Loan repayment from third parties	132,913	130,614
Short-term investment	-	(300,000)
Sale of short-term investment	-	258,855
Cash acquired through business combination	-	97,650
Net cash used in investing activities	(437,087)	(269,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from issuance of shares	-	394,000
Payments of deferred offering costs	(438,932)	(395,000)
Long-term loan borrowing	3,338,546	-
Repayments on long-term loan	(167,830)	(85,469)
Short-term loan borrowing from third parties	608,312	2,225,887
Repayments on short-term loan from third parties	(1,858,591)	(825,116)
Short-term loan borrowing from related parties	773,255	710,000
Repayments on short-term loan from related parties	(700,000)	-
Borrowings from other payables - related parties	1,558	372,944
Payments on other payables - related parties	(28,501)	(175,000)
Net cash provided by financing activities	1,527,817	2,222,246

EFFECT OF FOREIGN EXCAHANGE ON CASH	787	(1,858)

CHANGES IN CASH	(588,611)	(502,226)

CASH AND CASH EQUIVALENT, beginning of year	810,371	1,312,597

CASH AND CASH EQUIVALENT, end of year	$221,760	$810,371

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$4,221	$405,956
Cash paid for interest	$768,221	$692,187

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Acquisition of Photon	$-	$45,500
Right of use assets acquired under new operating leases	$46,284	$-
Loan receivables converted from accounts receivable	$-	$263,527
Vehicles purchased through auto loan	$-	$56,440
Cost method investment converted from accounts receivable	$1,000,000	$-
Derecognition of early termination of right-of-use asset	$144,602	$-
Derecognition of early termination of operating lease liabilities	$152,179	$-
Building acquired through consolidation of Upland	$-	$4,395,230
Mortgage acquired through consolidation of Upland	$-	$3,000,000
Shares issued to acquire net assets of Hydroman	$-	$925,000
Loan to related parties offset with other payables per agreement	$110,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nature’s Miracle Holding Inc.
Notes to Consolidated Financial Statements

Note 1 — Nature of business and organization

Nature’s Miracle Holding Inc., which until March 11, 2024 was known as LBBB Merger Corp. (the “Company”) is a company incorporated on August 1, 2022 under Delaware law as a wholly owned subsidiary of the Lakeshore Acquisition II Corp., a Cayman Islands exempted company (“Lakeshore”).

On March 11, 2024, Lakeshore merged with and into the Company for the sole purpose of reincorporating Lakeshore into the State of Delaware (“Reincorporation”). Immediately after the Reincorporation, the Company consummated the merger contemplated by the Merger Agreement between the Company and Nature’s Miracle, Inc., a Delaware corporation (“Nature’s Miracle”), resulting in the stockholders of Nature’s Miracle becoming 84.7% stockholders of the Company and the Company becoming the 100% stockholder of Nature’s Miracle.(“the Merger”)

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Nature’s Miracle common stock issued and outstanding immediately prior to the effective time was canceled and automatically converted into the right to receive the applicable pro rata portion of shares of the Company common stock, the aggregate value of which was equal to: (a) $230,000,000 minus (b) the estimated Closing Net Indebtedness (as defined in the Merger Agreement) (the “Merger Consideration”).

The Merger is considered as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805-40. Under this method of accounting, Lakeshore will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on Nature’s Miracle’s stockholders comprise 84.7% of the voting power of the Company, directors appointed by Nature’s Miracle constituting three of the five members of the Company’s board of directors, Nature’s Miracle’s operations prior to the Merger comprising the only ongoing operations of the Company, and Nature’s Miracle’s senior management comprising all of the senior management of the Company.

Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of Nature’s Miracle with the Merger treated as the equivalent of Nature’s Miracle issuing stock for the net assets of Lakeshore, accompanied by a recapitalization. The net assets of Lakeshore will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger will be presented as those of Nature’s Miracle in financial statements of the Company. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5. All share and per share data has been retroactively restated to reflect the current capital structure of the Company.

The Company is a growing agriculture technology company focusing on the greenhouse and cultivation industry and providing products to indoor growers in a CEA (Controlled Environment Agriculture) setting in North America.

Reorganization under Nature’s Miracle

Nature’s Miracle is a holding company incorporated on March 31, 2022 in Delaware. Nature’s Miracle has no substantial operations other than holding all the outstanding share capital of its subsidiaries. Nature’s Miracle, its subsidiaries and variable interest entity (“VIE”).

On June 1, 2022, Nature’s Miracle entered into the Share Exchange Agreements with the stockholders of Visiontech Group, Inc. (“Visiontech”, a California Company), resulting in the stockholders of Visiontech becoming 56.3% stockholders of Nature’s Miracle and Nature’s Miracle becoming the 100% stockholder of Visiontech.

The transaction was accounted as a reverse recapitalization in accordance with ASC 805. The process of identifying the accounting acquirer began with a consideration of the guidance in ASC 810-10 related to determining the existence of a controlling financial interest. The general rule provided by ASC 810-10 is that the party that holds directly or indirectly greater than 50% of the voting shares has a controlling financial interest. As such, Nature’s Miracle is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the stockholders of Visiontech to have a majority of the voting power of the post-combination company, Zhiyi Zhang, former president of Visiontech, became the President of Nature’s Miracle, the relative size of Visiontech compared to Nature’s Miracle. Accordingly, for accounting purposes and the combination was treated as the equivalent of Visiontech issuing shares for the net assets of Nature’s Miracle, accompanied by a recapitalization. The net assets of Nature’s Miracle is stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination would be those of Visiontech.

On June 1, 2022, Nature’s Miracle also entered into the Share Exchange Agreements with the stockholders of Hydroman, Inc. (“Hydroman”, a California Company) to acquire 100% of Hydroman by issuing 6,844,000 shares of Nature’s Miracle’s common stock to the stockholders of Hydroman. The transaction was accounted for as a business combination according with ASC 805 where Nature’s Miracle (post combination with Visiontech) is both the legal and accounting acquirer. See Note 5 for details.

On July 28, 2022, Nature’s Miracle (California), Inc., a California corporation wholly owned by Nature’s Miracle was incorporated. Nature’s Miracle (California), Inc. focuses on greenhouse development services. There was no material operation for the year ended December 31, 2023.

On August 18, 2022, Nature’s Miracle acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of Nature’s Miracle, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, Nature’s Miracle has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of Nature’s Miracle. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation for the year ended December 31, 2023.

On August 27, 2021, Visiontech and Upland 858 LLC (“Upland”), who share common stockholders with Visiontech, entered into a promissory note agreement. Upland is a special purchase entity set up to purchase and hold a warehouse located in California. Upland promised to pay to Visiontech the sum of $1,574,079, together with simple interest thereon at the rate of 4.9% per annum. All sums of principal and unpaid interest thereon shall be due and payable in full to Visiontech on August 28, 2026. On January 10, 2022, Upland entered into a $3,000,000 commercial loan at a fixed rate of 3.79% with Bank of the West. With the funding from Visiontech and the bank, Upland purchased a warehouse located in California at the price of $4,395,230. On February 1, 2022, Upland leased the warehouse to Visiontech through a single lease agreement. As such, Visiontech is exposed to the variability of the building owned by Upland and Upland is a VIE of Visiontech. Visiontech is the primary beneficiary of Upland since Visiontech has a controlling financial interest in Upland and it has both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits).

On August 27, 2022, Upland entered into an assignment and assumption of unsecured promissory note with Zhiyi Zhang, Vartor Vahe Doudakian and Yang Wei (collectively “Assignees”). Upland transferred to Assignees all of its right, title, duties, liabilities and obligation under the promissory note signed by and among Visiontech and Upland on August 27, 2021 in the original principal amount of $1,574,079. Visiontech also provided the consent to surrender its right to collect from Upland. As the stockholders are de facto agents of Visiontech, Visiontech and its de facto agents continue to bear the risk of losses or the rights to receive benefits from Upland. As such, in accordance with ASC 810, Upland is considered variable interest entity(“VIE”) of Visiontech and the financial statements of Upland was consolidated from the date of control and variable interest existed. See Note 4 for details.

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of December 31, 2023 and 2022, the Company had approximately $0.2 million and $0.8 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $7.4 million and $3.3 million as of December 31, 2023 and 2022. On March 7, 2024 the Company’s subsidiary Nature’s Miracle obtained a loan in the amount of $1,405,000 with 10% interest which is due on March 7, 2025.

The Company has experienced recurring losses from operations and negative cash flows from operating activities since 2022. In addition, the Company had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

If the Company is unable to realize its assets within the normal operating cycle of a twelve (12) month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	financial support from the Company’s related parties and stockholders;

●	other available sources of financing from banks and other financial institutions;

●	equity financing through capital market.

The Company can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to the Company, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfall, there would likely be a material adverse effect on the Company and would materially adversely affect its ability to continue as a going concern.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The Company’s fiscal year end date is December 31.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which include its wholly owned subsidiaries and VIE over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All transactions and balances among the Company and its subsidiaries and VIE have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and bank deposits.

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

Short-term investments

Short-term investments are investment in marketable equity securities that are measured and recorded at fair value based on quoted prices in active markets on reporting dates with changes in fair value, whether realized or unrealized, recorded through the income statement.

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2023 and 2022, no allowance for doubtful account was recorded.

Accounts receivable

During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers. Management reviews its accounts receivable balances each reporting period to determine if an allowance for doubtful accounts is required. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on assessment of specific evidence indicating likelihood of collection, historical experience, account balance aging and prevailing economic conditions. Bad debts are written off against the allowance after all collection efforts have ceased. Starting from January 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in cost of revenue. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. For the year ended December 31, 2023 and 2022, inventory impairment loss amounted to $1,269,469 and $0, respectively.

Cost method investment

The Company accounts for investments with less than 20% of the voting shares and does not have the ability to exercise significant influence over operating and financial policies of the investee using the cost method. The Company records cost method investment at the historical cost in its consolidated financial statements and subsequently records any dividends received from the net accumulated earrings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reduction in the cost of the investments.

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the years ended December 31, 2023 and 2022.

Security deposits

To maintain a stable supply for goods and build a long-term relationship, the Company may pay certain amount of funds to its vendors as security deposits which are recorded as non-current assets on the balance sheet depending on its return date.

Property and equipment

Property and equipment are stated at historical cost. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Useful Life
Machinery and equipment	5 years
Computer and peripherals	3 years
Trucks and automobiles	5 years
Buildings	39 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized.

Deferred offering costs

Deferred offering costs consist primarily of expenses paid to attorneys, consultants, underwriters, and etc. related to its merger transaction. The balance will be offset with the proceeds received after the close of the offering.

Business combination

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statements of operations. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the option to assess qualitative factors to determine whether it is necessary to perform further impairment testing in accordance with ASC 350-20, as amended by ASU 2017-04. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the impairment test described below is required. The Company compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. For the year ended December 31, 2023 and 2022, goodwill impairment loss amounted $1,023,533 and $0, respectively.

Fair value measurement

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements.

ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and currency rates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accounts receivable, prepayments, loan receivable, and other current assets, other payable and accrued liabilities, accounts payable — related parties, short term loans and taxes payable. The Company considers the carrying amount of short-term financial instrument to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company’s long term debts are measured at amortized cost, no fair value option is elected.

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606 Revenue Recognition and recognizes revenue from product sales revenues, net of promotional discounts and return allowances, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation.

The Company’s contracts with customers where the amounts charged per product is fixed and determinable, the specific terms of the contracts were agreed on by the Company including payment terms which are typically 30 to 60 days. In certain contracts involving customers that entered into rebate programs with Utility companies for using LED lighting, payment term ranges from 60 to 120 days. In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less. The Company had one contract with customer with installment payment terms of up to 16 months. The difference between the contract price and the Company’s cash selling price of the same products are recognized as interest income over the term of the payments. Interest income amounted to $78,385 and $22,764 for the years ended December 31, 2023 and 2022, respectively. This contract was terminated on July 12, 2023 and the Company recognized provision for credit loss of approximately $0.2 million. The Company transfers the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized at a point in time when control of product transfer to customer and the Company has no further obligation to provide services related to such product evidenced by customer signing acceptances upon receipt of goods. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

The Company evaluates the criteria of ASC 606 — Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. The Company has only one performance obligation which is the delivery of products. The Company ships the products according to shipping terms on the purchase order or sales order. Once delivery is complete, the Company then sends an invoice to the customer according to the quantity and price of shipment. If the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provides the customer or the entity with a significant benefit of financing the transfer of goods or services to the customer, the entity will need to adjust the promised amount of consideration for the effects of the time value of money when determining the transaction price. Generally, when the Company is primarily responsible for fulfilling the promise to provide a specified good or service, the Company is subject to inventory risk before control of the good or service has been transferred to a customer and the Company has discretion in establishing the price, revenue is recorded at gross.

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of Deferred income — contract liabilities consisted of the following as of the date indicated:

	As of December 31, 2023	As of December 31, 2022
Beginning balance	$808,118	$997,732
Prepayments from customers	1,370,836	1,352,698
Recognized as revenues	(2,060,045)	(1,542,312)
Ending balance	$118,909	$808,118

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the transaction price of the related transaction.

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are recorded and estimated based on historical returns which were generally immaterial to the Company.

Estimated warranty are immaterial because suppliers provide a warranty period of 1-5 years for all products, varying depending on the product type. After customers provide their purchase invoices and serial numbers for the return products, the factories will issue the replacement products. Additionally, the factories will also bear the corresponding shipping costs, making the company’s warranty expenses negligible.

Cost of revenue

Cost of revenue mainly consist of costs for purchases of products and related storage, warehouse rent, outbound freight, delivery fees and payroll related expenses.

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company’s long-lived assets are all located in California, United States, and substantially all of the Company’s revenues are derived from within the USA. Therefore, no geographical segments are presented.

Leases

The Company follows ASC 842 — Leases (“ASC 842”), which requires lessees to record right-of-use (“ROU”) assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements.

ROU assets represent our right to use an underlying asset for the lease terms and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company follows the provisions of ASC 740, and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Delaware, as its “major” tax jurisdictions.

The Company believes that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Commitments and Contingencies

In the ordinary course of business, the Company is subject to certain contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and specific facts and circumstances of each matter.

Loss per share

Basic loss per share is computed by dividing net loss attributable to holders of common stock by the weighted average number of common stock outstanding during the year. For the years ended December 31, 2023 and 2022, basic and diluted earnings/ (loss) per share are the same because the Company has no common stock equivalents outstanding during these periods.

Recently adopted accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December  15, 2022. The Company adopted the ASU on January 1, 2023 and the adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 4 — Variable interest entity

The Company does not have direct ownership in Upland but has been actively involved in their operations and has the power to direct the activities and significantly impact Upland’s economic performance. The Company also bears the risk of losses from Upland. As such, in accordance with ASC 810, Upland is considered variable interest entity (“VIE”) of the Company and the financial statements of Upland was consolidated from the date of control and variable interest existed.

Based on the loan agreement between its creditor and Upland 858 LLC, the loan is a non-recourse debt secured by the assets owned by Upland 858 LLC only and guaranteed by the stockholders of Upland 858 LLC only. Upland 858 LLC’s creditor will have no-recourse to Visiontech which is considered to be the primary beneficiary of the VIE structure but not the legal owner of Upland 858 LLC:

Accordingly, the accounts of Upland were consolidated in the accompanying financial statements as VIE of Visiontech from January 2022 when Upland acquired the warehouse in California.

The carrying amount of the assets and liabilities are as follows:

As of December 31, 2023
Cash	$8,889
Prepaid expense	1,800
Property and equipment, net	4,224,930
Total assets	$4,235,619

Current portion of long-term debt	$80,638
Long-term debt, net of current portion	2,771,959
Intercompany payable to Visiontech(2)	1,411,025
Total liabilities	$4,263,622

The operating results of VIE included in the consolidated statements of operations are as follows for the period indicated:

For the year ended December 31, 2023
Revenue(1)	$332,842
Selling, general and administrative	(169,563.00)
Interest expense(2)	(259,713.00)
Income tax	(800.00)
Net loss	$(97,234.00)

(1)	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the consolidated statements of operations.

(2)	Upland generated interest expense of $155,806 from the intercompany payable to Visiontech of $1,411,025, both amounts were eliminated on the consolidated statements of operations.

Note 5 — Business combination

On June 1, 2022, Nature’s Miracle also entered into the Share Exchange Agreements with the stockholders of Hydroman, to acquire 100% of Hydroman by issuing 6,844,000 shares of Nature’s Miracle’s common stock with the purpose of increasing capacity and expanding the Company’s market. The transaction was accounted as business combination according with ASC 805 where Nature’s Miracle (post combination with Visiontech) is both the legal and accounting acquirer. The common stock issued as consideration for the purchase of Hydroman was valued using the net book value on a per-share-basis of the common stock of Nature’s Miracle multiplied by the number of shares issued; after considering a variety of approaches and valuation techniques management believes the use of the net book value of Nature’s Miracle’s common stock is the most fair depiction and approximation of the fair value the transaction price and at the time of the acquisition. The Company then allocated the fair value of consideration of Hydroman based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the Business Combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired and liabilities assumed as of the acquisition date. Acquisition-related costs incurred for the acquisition are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date, which represents the net purchase price allocation on the date of the acquisition of Hydroman on June 1, 2022.

Fair value
Cash	$97,650
Inventories, net	3,538,989
Other current assets	163,009
Right-of-use assets	1,227,673
Deferred tax assets	115,562
Other non-current assets	120,538
Accounts payable – related parties	(3,752,571)
Other current liabilities	(780,423)
Other non-current liabilities	(828,960)
Net assets acquired	(98,533)
Goodwill on acquisition	1,023,533
Total consideration	$925,000

Approximately USD 1.0 million of goodwill arising from the acquisition is mainly attributable to the excess of the consideration paid over the fair value of the net assets acquired that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.

Note 6 — Goodwill

Changes in the carrying amount pf goodwill for the year ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Beginning balance	$1,023,533	$-
Acquisitions	-	1,023,533
Goodwill impairment	(1,023,533)	-
Ending balance	$-	$1,023,533

The Company reviews the carrying value of goodwill and determine that the carrying value of the reporting unit exceeds its fair value and recognized the impairment for goodwill. Due to key management turnover resulted in lack of synergy for the business combination, for the year ended December 31, 2023 and 2022, goodwill impairment loss amounted to $1,023,533 and $0, respectively.

Note 7 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of December 31, 2023	As of December 31, 2022
Accounts receivable	$1,906,222	$3,953,635
Accounts receivable - related parties	305,669	-
Less: allowance for credit losses	(669,974)	(259,690)
Total accounts receivable, net	1,541,917	3,693,945
Accounts receivable – non-current*	—	138,613
Accounts receivable – current	$1,541,917	$3,555,332

*	On November 11, 2022, the Company had one contract with customer with installment payment terms of up to 16 months. The difference between the contract price and the Company’s cash selling price of the same products are recognized as interest income over the term of the payments. As of December 31, 2023 and 2022, the account receivable of this client was $0 and $462,114, of which account receivable -non-current was $0 and $138,613, respectively. This contract terminated on July 12, 2023 and the Company recognized provision for credit loss of $193,795 from the termination.

Provision for credit losses were $907,021 and $322,395 for the years ended December 31, 2023 and 2022, respectively.

Movement of allowance:

Movement of allowance for credit losses consisted of the following as of the date indicated:

	December 31, 2023	December 31, 2022
Beginning balance	$259,690	$15,898
Allowance from acquisition of Hydroman	—	4,964
Addition	907,021	322,395
Write-off	(496,737)	(83,567)
Ending balance	$669,974	$259,690

Note 8 — Loans Receivable

Loans receivable consisted of the following as of the date indicated:

	As of December 31, 2023	As of December 31, 2022
Loan to CGGP, LLC	$—	$62,383
Loan to NewCo Vision, LLC	—	70,530
Total loan receivable	$—	$132,913

In September 2022, Visiontech and CGGP, LLC (“CGGP”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $123,688. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totaled $21,038. As of December 31, 2022, the total outstanding amount due from CGGP was $62,383. This loan has been paid off on March 17, 2023.

In September 2022, Visiontech and NewCo Vision, LLC (“NewCo”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $139,840. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totalled $23,785. As of December 31, 2022, the total outstanding amount due from NewCo was $70,530. This loan has been paid off on March 17, 2023.

Note 9 — Cost method investment

Cost method investment consist of the following:

	As of December 31, 2023	As of December 31, 2022
10% Investment of Iluminar	$1,000,000	$—
Total	$1,000,000	$—

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. As of December 31, 2023, the shares were issued to the Company. The Company reviewed financial condition and estimated fair value of Illuminar and determined no impairment was deemed necessary for the year ended December 31, 2023.

Note 10 — Property and equipment, net

Property and equipment, net consist of the following:

	As of December 31, 2023	As of December 31, 2022
Computers & Peripherals	$—	$7,167
Trucks & Automobiles	285,099	293,599
Machinery & Equipment	67,847	84,085
Building	3,465,230	3,465,230
Land	930,000	930,000
Subtotal	4,748,176	4,780,081
Less: accumulated depreciation	(341,904)	(191,648)
Total	$4,406,272	$4,588,433

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $164,942 and $141,342, respectively. For the years ended on December 31, 2023 and 2022, the company recognized a loss of $17,219 and $0, respectively, in relation to the disposal of equipment at its carrying value.

Note 11 — Loans payable

Short-term loans:

Short-term loans consist of one account receivable factoring agreement and one individual loan as of December 31, 2023. The Company paid off all other third party short-term loans by the Newtek Business loan (refer to Long-term loan) on June 14, 2023. The principal amount of short-term loans paid amounted to approximately $1.9 million resulting loss from debt extinguishment of approximately $0.2 million.

Short-term loans consist of seven accounts receivable factoring agreements, one bank loan and an insurance premium financing loan as of December 31, 2022.

On August 31, 2022, Nature’s Miracle, Visiontech and Hydroman (collectively “Merchants”) entered into a standard merchant cash advance agreement with Factor A. Merchants sells to Factor A $1,065,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor A remitted the net purchase price of $712,500 to Merchants, after deducting the total fees of $37,500. Merchants agreed to pay a weekly installment of $26,625 for 40 weeks to Factor A until Factor A received the total purchased amount of receipts. The effective interest rate of this agreement was 105.19%.

On September 1, 2022, Visiontech entered into a receivables purchase agreement with another Factor B. Visiontech sold to Factor B $458,500 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor B disbursed the net purchase price of $339,465 to Visiontech, after deducting the origination fees of $10,500. Visiontech agreed to pay a weekly installment of $8,817.31 for 52 weeks to Factor B until Factor B received the total purchased amount of receipts. The effective interest rate of this agreement was 55.79%.

On October 31, 2022, Hydroman entered into a receivables purchase agreement with Factor C. Hydroman sold to Factor C $675,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor C remitted the net purchase price of $485,000 to Hydroman, after the deduction of the origination fees of $15,000. Hydroman agreed to pay a weekly installment of $16,071 for 42 weeks to Factor C until Factor C receive the total purchased amount of receipts. The effective interest rate of this agreement was 106.56%.

On October 31, 2022, Visiontech entered into a future receivable sale and purchase agreement with a capital management institution D at a sale price of $100,000, after the deduction of the origination fees of $10,000. According to the agreement, the amount of receivables being sold was $149,000 with 20% purchased percentage and the estimated daily payment amount is $1,490 for 20 weeks. The effective interest rate of this agreement was 85.25%.

On November 2, 2022, Hydroman entered into a receivables purchase agreement with Factor E. Hydroman sold to Factor E $374,750 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor E remitted the net purchase price of $225,000 to Hydroman, after the deduction of the total closing costs of $25,000. Hydroman agreed to pay a weekly installment of $15,615 for 24 weeks to Factor E until Factor E receive the total purchased amount of receipts. The effective interest rate of this agreement was 84.67%.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor F. The Company sold to Factor F $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor F remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor F until Factor F receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor G. The Company sold to Factor G $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor G remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor G until Factor G receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%.

On October 23, 2023, the “Merchants” entered into a standard merchant cash advance agreement with Factor H. The Company sold $768,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $503,500 was remitted to the Company, after the deduction of the total fees of $26,500. The Company agreed to pay a weekly installment of $22,814.84 for 32 weeks with a final extra payment of $38,500. The effective interest rate of this agreement was 85.36%.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. The average dollar amount of the borrowings for the years ended December 31, 2023 and 2022 were $503,500 and $317,857. The weighted average effective interest rate for the years ended December 31, 2023 and 2022 were 85.36% and 92.64%. The Company paid off all third party short-term loans except the one with Factor H by the Newtek Business loan (refer to Long-term loan) on June 14, 2023. As of December 31, 2023 and 2022, outstanding balance amounted to $409,443 and $1,435,285.

On September 21, 2022, Hydroman signed a commercial loan with WebBank for the principal amount of $100,000. This loan requires a weekly installment payment of $2,244.38 for 52 weeks. The effective interest rate of this loan was 31.22%. The bank loan balance as of December 31, 2023 and 2022 was $0 and $76,064, respectively. The Company paid off this loan on June 14, 2023.

On September 18, 2022, Hydroman and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $35,508 and financed $26,387 of it. Hydroman needs to pay a monthly installment of $3,065 for six months with the last installment due on May 19, 2023. The effective interest rate of this loan was 10.80%. The outstanding amount of the premium financing loan was $0 and $14,922 as of December 31, 2023 and 2022, respectively. The Company paid off this loan on May 16, 2023.

On February 13, 2023, Hydroman and First Insurance Funding entered into a premium financing agreement with a total gross policy premium and related fees of $4,812 and financed $4,461 of it. Hydroman needs to pay a monthly installment of $481 for ten months with the last installment due on December 13, 2023. The effective interest rate of this loan was 16.85%. The Company terminated the insurance policy and this loan on June 15, 2023.

On October 30, 2023, Nature’s Miracle entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan balance as of December 31, 2023 was $100,000.

Short-term loans — related parties: refer to Note 12 Related Party transactions.

Interest expenses for short term loans amounted to $428,159 and $635,296 for the years ended December 31, 2023 and 2022, respectively,

Long-term debts:

Long-term debts consist of three auto loans, one building loan, and one secured business loan as of December 31, 2023. Long-term debts consist of three auto loans and one building loan as of December 31, 2022.

The outstanding amount of the auto loans were $114,621 and $147,354 as of December 31, 2023 and 2022, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. During the year ended December 31, 2023 and 2022, the Company made total payments of $32,733 and $24,333 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans as of December 31, 2023 are as follows:

Twelve months ended December 31,	Repayment
2024	$34,383
2025	36,120
2026	27,656
2027	16,462
Total	$114,621

The outstanding amount of the building loan was $2,852,597 and $2,930,674 as of December 31, 2023 and 2022, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the west. The loan requires monthly installment payment of $15,165 with the last installment due on January 10, 2032. During the year ended December 31, 2023 and 2022, the Company made total payments of $78,077 and $69,326 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan as of December 31, 2023 are as follows:

Twelve months ended December 31,	Repayment
2024	$80,638
2025	83,868
2026	86,928
2027	90,100
Thereafter	2,511,063
Total	$2,852,597

The outstanding amount of the secured business loan was $3,281,526 and $0 as of December 31, 2023 and 2022, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the year ended of December 31, 2023, net proceed to the Company amounted to approximately $3,300,000 with approximately $360,000 of debt issuance cost. The company paid off $822,610 third party short-term loans.

Minimum required principal payments towards the Company’s secured business loan as of December 31, 2023 are as follows:

Twelve months ended December 31,	Repayment
2024	$153,784
2025	181,088
2026	213,239
2027	251,099
Thereafter	2,482,316
Total	$3,281,526

Interest expenses for long term loans amounted to $406,442 and $102,854 for the years ended December 31, 2023 and 2022, respectively.

Note 12 — Related party transactions

UniNet Global Inc., a vendor whose stockholder is Zhiyi (Jonathan) Zhang who is also one of the stockholders and management of the Company, sold certain products to Visiontech. As of December 31, 2023 and 2022, the outstanding accounts payable amount due to UniNet Global Inc. was $2,758,074 and $3,235,546, respectively.

From 2022 to April 2023, Jinlong (David) Du, the CEO of Megaphoton, was also the Director of the Company and will serve as Director of Nature’s Miracle following the Merger with Lakeshore. On April 17, 2023, Jinlong Du resigned from his position as a member of the Nature’s Miracle’s board of director and will not serve as Nature’s Miracle’s Holding Inc.’s director post merger. For the four months ended April 30, 2023 and for the year ended December 31, 2022, the purchases Visiontech made from Megaphoton was $92,416 and $3,332,739. As of December 31, 2022, the outstanding accounts payable amount due to Megaphoton was $1,151,534.

For the four months ended April 30, 2023 and for the year ended December 31, 2022, the net purchases Hydroman made from Megaphoton were $0 and $3,997,810. As of December 31, 2022, the outstanding accounts payable amount due to Megaphoton was 5,218,444.

On May 4, 2020, Hydroman entered into a Statement of Work with Megaphoton for Megaphoton to become its exclusive supplier of agricultural equipment. As part of the contract, Hydroman paid Megaphoton $500,000 of security deposit in 2020. The deposit was directly applied to purchase during February 2022. As of December 31, 2022, security deposit to Megaphoton from Hydroman was $0. Hydroman and Megaphoton ended the exclusive supplier agreement on May 4, 2023.

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. As of December 31, 2023, the shares were issued to the Company. For year ended December 31, 2023, the sales revenue from Iluminar was $300,053 and the purchase from Iluminar was $56,671. As of December 31, 2023, the account receivable from Iluminar was $305,669.

Prepayments — related party

On September 30, 2020, Visiontech paid a total amount of $13,304 to Varto Levon Doudakian, one of the stockholders of the Company, for normal business operating expenses. On December 29, 2023, Visiontech and Varto Levon Doudakian entered into an agreement to offset his bonus payable due in 2023 with $13,304 prepayments to Varto Levon Doudakian. As of December 31, 2023 and 2022, the outstanding amount of prepayments to Varto Levon Doudakian was $0 and $13,304, respectively.

Other payables — related parties

For the year ended December 31, 2022, Nature’s Miracle Inc. (Cayman), one of the stockholders of the Company, paid a total amount of $345,000 of legal and audit fee for the Company. As of December 31, 2023 and 2022, the outstanding amount due to Nature’s Miracle Inc. (Cayman) was $170,000 and $170,000, respectively.

For the year ended December 31, 2021, Yang Wei, one of the stockholders of the Visiontech, paid a total amount of $23,813 of normal business operating fee for the Company. As of December 31, 2023 and 2022, the outstanding amount due to Yang Wei was $23,813 and $23,813, respectively.

For the year ended December 31, 2022, Zhiyi Zhang, one of the stockholders of the Visiontech, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023 and September 4, 2023, Zhiyi Zhang paid another $1,000 and $557 for normal business operating expenses, respectively. On October 11, 2023, the Company paid off $28,501 of the balance. As of December 31, 2023 and 2022, the outstanding amount due to Zhiyi Zhang was $1,000 and $27,944.

As of December 31, 2023 and 2022, accrued interest expense from related parties, were $63,141 and $4,317, respectively, which were included in other payable related parties on the Company’s balance sheets. (see Short-term loans — related parties for detail).

Loan receivable — related parties consisted of the following as of the date indicated:

	December 31, 2023	December 31, 2022
Loan to Lakeshore Acquisition II Corp.	$460,000	$—
Loan to Doudakian, Varto Levon*	-	—
Total loan receivable – related parties	$460,000	$—

*	During 2023, Visiontech and Varto Levon Doudakian, one of the stockholders of the Company, entered into five loan agreements for total principal amount of $110,000 with 8% interest rate. On December 29, 2023, Visiontech and Varto Levon Doudakian entered into an agreement to offset bonus due to Varto Levon Doudakian with this loan and accrued interest. As of December 31, 2023, loan to Varto Levon Doudakian is $0.

On June 8, 2023, the Company and Lakeshore entered into a promissory note for the principal amount of $40,000 with zero interest rate. This loan is due on demand.

On July 7, 2023, August 10, 2023, September 11, 2023, Nature’s Miracle and Lakeshore entered into three promissory notes for the principal amount of $80,000 each with zero interest rate. All loans are due on demand.

On October 11, 2023 and November 9, 2023, Nature’s Miracle and Lakeshore entered into two promissory notes pursuant to which Lakeshore borrowed a principal amount of $80,000 each with zero interest rate. Both loans are due on demand.

On December 7, 2023, Nature’s Miracle and Lakeshore entered into a promissory note pursuant to which Lakeshore borrowed a principal amount of $20,000 with zero interest rate. This loan is due on demand.

Interest income for loan receivable – related parties amounted to $6,861 and $0 for the years ended December 31, 2023 and 2022.

Short-term loans — related parties

On November 29, 2022, Visiontech signed a loan with Zhiyi Zhang, the stockholder of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024 and subsequently further extended to August 15, 2024. The loan balance as of December 31, 2023 and 2022 was $60,000 and $100,000. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. As of December 31, 2023 and 2022, the accrued interest of this loan was $7,186 and $723, respectively.

In December 2022, the Company signed two loans with Tie Li, the stockholder of the Company, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. During the nine months ended September 30, 2023, the Company made $500,000 payments towards the loan. The $110,000 loan was further extended to February 15, 2024 and subsequently extended to August 15, 2024. The loan balance as of December 31, 2023 and 2022 was $110,000 and $610,000, respectively. The accrued interest of $110,000 loan as of December 31, 2023 and 2022 was $8,800 and $3,594, respectively.

On January 17, 2023, the Company and Nature’s Miracle Inc. (Cayman), one of the stockholders of the Company, entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, and subsequently extended to August 15, 2024. As of December 31, 2023, accrued interest of this loan was $24,276.

On January 17, 2023, the Company and Nature’s Miracle Inc. (Cayman), one of the stockholders of the Company, entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, and subsequently extended to August 15, 2024. As of December 31, 2023, the accrued interest of this loan was $22,500.

On April 1, 2023, Nature’s Miracle and Nature’s Miracle Inc. (Cayman), one of the stockholders of the Company, entered into a loan agreement for the principal amount of $160,000 with 8% interest rate. This loan had been paid in full on June 13, 2023.

Interest expense for short-term loan - related parties amounted to $80,381 and $4,317 for the years ended December 31, 2023 and 2022.

Note 13 — Income taxes

The provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Income Tax Expense
Current federal tax expense
Federal	$-	$53,687
State	2,421	22,600
Deferred tax
Federal	162,048	(108,612)
State	53,889	(36,119)
Total	$218,358	$(68,444)

The Company is subject to U.S. federal income tax as well as income tax of state tax jurisdictions. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	December 31, 2023	December 31, 2022
Statutory tax rate
Federal	21.00%	21.00%
State of California	6.81%	6.98%
Permanent difference	(4.19)%	—%
Change in valuation allowance	(26.69)%	(25.27)%
Effective tax rate	(3.07)%	2.71%

As of December 31, 2023 and 2022 the income tax payable was $299,018 and $833,044, respectively, and the net deferred tax asset was $0 and $215,937, respectively.

The significant components that comprised the Company’s net deferred taxes are as follows:

	As of December 31, 2023	As of December 31, 2022
Deferred tax assets/(liabilities)
Property, plant and equipment	(70,758)	(70,759)
Right of use asset	17,283	10,631
Allowance for credit loss	327,557	73,740
Inventory impairment	355,243	-
Net operating loss – federal	1,243,813	681,949
Less: valuation allowance	(1,873,138)	(479,624)
Total deferred tax assets/(liabilities)	-	215,937

The Company’s cumulative net operating loss (“NOL”) of approximately $6.8 million as of December 31, 2023 was mainly from NOL of Nature’s Miracle and Hydroman. The Company evaluated the recoverable amounts of deferred tax assets and provided a valuation allowance to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized. The Company considers both positive and negative factors when assessing the future realization of the deferred tax assets and applied weigh to the relative impact of the evidence to the extent it could be objectively verified.

Note 14 — Equity

The total number of shares which the Company shall have the authority to issue is one hundred and ten million (110,000,000) shares of two classes of capital stock to be designated respectively preferred stock (“Preferred Stock”) and common stock (“Common Stock”). The total number of shares of Common Stock the Corporation shall have authority to issue is 100,000,000 shares, par value $0.0001 per share. The total number of shares of Preferred Stock the Corporation shall have authority to issue is 10,000,000 shares, par value $0.0001 per share. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. As a result of the Merger as described in note 1, all share and per share data has been retroactively restated to reflect the current capital structure of the Company.

On April 15, 2022, Nature’s Miracle entered into a Subscription Agreement with Nature’s Miracle Incorporated, a company incorporated in Cayman. Pursuant to the Subscription Agreement, the company issued 6,904,468 shares of its common stock, raising net proceeds of $394,000.

On June 1, 2022, Nature’s Miracle entered into share exchange agreements with Visiontech, Hydroman and their owners. Pursuant to Visiontech Share Exchange Agreement, the Company agreed to issue 8,908,991 shares of common stock to Visiontech owners in exchange for 100% of the equity interest of Visiontech. Pursuant to Hydroman Share Exchange Agreement, the Company agreed to issue 6,459,019 shares of common stock to Hydroman owners in exchange for 100% of the equity interest of Hydroman.

The Company, Lakeshore and Nature’s Miracle further entered into a Letter Agreement on November 15, 2023, a total of 235,000 shares of the Company’s common stock will be issued upon closing of the Merger in connection with certain transactions relating to the Merger and Nature’s Miracle’s employment agreements: (i) 50,000 shares to Tie (James) Li and 50,000 shares to Zhiyi, Zhang (or 100,000 shares in the aggregate) in connection with their guarantees of the repayment of the Newtek Loan, which was loaned to a subsidiary of Natures Miracle with the principal amount of $3,700,000; (ii) 12,500 shares to Tie (James) Li and 12,500 shares to Deyin (Bill) Chen (or 25,000 shares in the aggregate) in connection with their loans to Lakeshore, each with the principal amount of $125,000 under separate but similar loan agreements); (iii) 10,000 shares to Charles Jourdan Hausman in connection with his appointment as a board member with Nature’s Miracle and (iv) 100,000 shares to Darin Carpenter in connection with an employment agreement with Nature’s Miracle.

The shares were valued at approximately $2.35 million and will be expensed in the Company’s statements of operations after consummation of the Merger in accordance with the service period.

2024 Incentive Plan

In connection with the Merger, the Company adopted the Equity Incentive Plan (the “2024 Incentive Plan”).

The 2024 Incentive Plan will provide for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or equity-related cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, will be eligible for grants under the 2024 Incentive Plan.

The 2024 Incentive Plan provides for the future issuance of shares of the Company’s Common Stock, representing 10% of the number of shares of the Company’s Common Stock outstanding following the Business Combination (after giving effect to the Redemption). The 2024 Incentive Plan also provides for an annual increase on January 1 for each of the first ten (10) calendar years during the term of the 2024 Incentive Plan by the lesser of (a) Five percent (5%) of all classes of the Company’s common stock outstanding on each December 31 immediately prior to the date of increase or (b) such number of Shares determined by the Board.

Pursuant to board resolution dated August 23, 2023, the Company is to grant a one-time award of 10,000 shares of common stock of the company to Charles Hausman, a Director of the Company; a one-time award of 50,000 shares of the company to Tie “James” Li and a one-time award of 50,000 shares of the company to Zhiyi Zhang, both executives of the Company. The above awards are vested immediately upon consummation of the business combination with Lakeshore.

Pursuant to board resolution dated September 20, 2023, the Company approved a stock grant to Mr. Darin Carpenter, Chief Operating Officer of the Company, pursuant to which Mr. Carpenter will be issued 100,000 shares of the Company’s common stock over a two-year service period upon consummation of the business combination Lakeshore.

As of December 31, 2023, no shares have been issued under the plan.

Note 15 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2023 and 2022, $219,553 and $629,355, respectively, were deposited with various major financial institutions in the United States.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the year ended December 31, 2023 and 2022, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 12 — Related party transactions.

	For the year ended December 31, 2023	As of December 31, 2023
	Percentage of Revenue	Percentage of Account Receivable
Customer C	13%	13%
Customer G	<10%	31%
Customer H	<10%	12%
Customer I	<10%	10%
Iluminar	<10%	18%

	For the year ended December 31, 2022	As of December 31, 2022
	Percentage of Revenue	Percentage of Account Receivable
Iluminar	<10%	39%
Customer B	<10%	12%
Customer C	<10%	12%
Customer D	<10%	11%
Customer E	17%	<10%
Customer F	15%	<10%

During the year ended December 31, 2023 and 2022, the major vendors of the Company are as below. Both Megaphoton and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 12 — Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the year ended December 31, 2023	As of December 31, 2023
	Percentage of Purchase	Percentage of Account Payable
Vendor A	52%	<10%
Vendor B	25%	<10%
Megaphoton Inc.	<10%	62%
Uninet Global Inc.	<10%	20%

	For the year ended December 31, 2022	As of December 31, 2022
	Percentage of Purchase	Percentage of Account Payable
Megaphoton	49%	53%
Uninet Global Inc.	<10%	27%
Vendor A	20%	14%

Note 16 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicle, offices and warehouses space in California, Pennsylvania and Texas. $503,089 and $973,147 of operating lease right-of-use assets and $517,356 and $1,011,134 of operating lease liabilities were reflected on the December 31, 2023 and 2022 financial statements, respectively.

On January 28, 2021, Hydroman entered into a lease agreement of the warehouse in Texas. The lease term was from February 1, 2021 to February 29, 2024 and the month from February 1, 2021 to February 28, 2021 was free of charge. The lease payments are $6,750 per month for the period commencing March 1, 2021 and ending February 28, 2022, $6,920 per month for the period commencing March 1, 2022 and ending February 28, 2023, $7,100 per month for the period commencing March 1, 2023 and ending February 29, 2024. The lease was terminated in May 2023.

On April 14, 2021, Hydroman entered into a lease agreement of the warehouse in Pennsylvania. The lease term was from May 1, 2021 to April 30, 2024 and the month from May 1, 2021 to May 31, 2021 was free of charge. The lease payments are $6,300 per month for the period commencing June 1, 2021 and ending May 31, 2022, $6,452 per month for the period commencing June 1, 2022 and ending May 31, 2023, $6,609 per month for the period commencing June 1, 2023 and ending May 31, 2024. The lease was terminated on March 2023.

Total amount of ROU and lease liability derecognized amounted to $144,602 and $152,179, respectively. Loss on disposal of ROU amounted to $33,423 for the year ended December 31, 2023.

On May 15, 2021, Hydroman entered into a lease agreement of the warehouse in California. The lease term was from May 16, 2021 to May 15, 2022. The lease payments are $22,375 per month. On May 15, 2021, Hydroman entered into a sublease agreement of this warehouse with McLovin’s Pet Food Inc.. The sublease term was from May 16, 2021 to May 15, 2022. The payments of the sublease are $2,885 per month. On May 16, 2022, Hydroman extended the lease of the warehouse in California. The new leasing term was from June 16, 2022 to June 15, 2025 and an extra month from May 16, 2022 to June 15, 2022 free of charge. The lease payments are $29,088 per month for the period commencing June 16, 2022 and ending June 15, 2023, $29,960 per month for the period commencing June 16, 2023 and ending June 15, 2024, $30,859 per month for the period commencing June 16, 2024 and ending June 15, 2025. The corresponding sublease with McLovin’s Pet Food Inc. was also extended from May 16, 2022 to May 15, 2025. The payments of the sublease are $3,751 per month for the period commencing May 16, 2022 and ending May 15, 2023, $3,863 per month for the period commencing May16, 2023 and ending May 15, 2024, $3,979 per month for the period commencing May 16, 2024 and ending May 15, 2025. The sublease was terminated in January 2023.

On September 1, 2022, Photon Technology Ltd entered into a year-to-year lease agreement for an office located in Canada. The term of the lease commenced on September 1, 2022. The monthly payment was CAD 3,500 (USD $2,690). The lease was terminated in March 2023.

On September 21, 2022, Nature’s Miracle entered into a month-to-month lease agreement for an office located in California. The term of the lease commenced on September 21, 2022. The monthly payment was $2,333. The lease was terminated in December 2023.

On May 28, 2023, Visiontech entered into a lease agreement for a vehicle. The leasing term began on May 28, 2023 and will terminate on April 28, 2025 with a first installment of $15,000 and then continuously monthly payment of $1,550.

Year Ended December 31, 2023 and 2022:

Lease cost	December 31, 2023	December 31, 2022
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$414,370	$303,157
Other information
Cash paid for amounts included in the measurement of lease liabilities	442,252	327,091
Weighted average remaining term in years	1.45	2.22
Average discount rate – operating leases	6.81%	6.05%

The supplemental balance sheet information related to leases for the period is as follows:

	As of December 31, 2023	As of December 31, 2022
Operating leases
Right of use asset	503,089	973,147

Lease Liability – current portion	359,459	468,425
Lease Liability – net of current portion	157,897	542,709
Total operating lease liabilities	$517,356	$1,011,134

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended December 31,	Operating Lease
2024	$383,236
2025	160,494
Less: Imputed interest/present value discount	(26,374)
Present value of lease liabilities	$517,356

Note 17 — Contingencies

As of December 31, 2023, the Company is not a party to any material legal proceedings, investigation or claims. However, the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business. While the Company is not presently subject to any material legal proceedings, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

On August 22, 2023, two separate lawsuits were filed against Nature’s Miracle and two of its wholly-owned subsidiaries: Visiontech Group Inc., a California corporation, and Hydroman Inc., a California corporation (collectively referred to as the “Defendants”) by Megaphoton. Megaphoton, a manufacturer and producer of artificial lighting equipment for use in agriculture and industrial applications, filed the lawsuits against the Defendants in Los Angeles Superior Court, asserting that the Defendants have breached a contract/guarantee agreement by failing to pay a total of $6,857,167, as per the terms of these agreements. Nature’s Miracle believes that there is no merit in the complaint and has filed a counter-suit against Megaphoton in Orange County Court, California, seeking affirmative relief on September 22, 2023. On March 5, 2024, Megaphoton filed requests to dismiss the cases against Hydroman and Visiontech in the Superior Court of Los Angeles.

Note 18 — Subsequent events

On January 8, 2024 and February 6, 2024, Nature’s Miracle and Lakeshore entered into two promissory notes pursuant to which Lakeshore borrowed a principal amount of $20,000 each with zero interest rate. Both loans are due on demand.

On March 1, 2024 the Company was notified of a complaint in San Bernardino Superior Court by Vien Le, its former CFO, who was employed approximately 2 months. The lawsuit claims wrongful discharge, untimely payment of wages and other related items. The Company has retained counsel and believes it will successfully defend against this lawsuit.

On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025.

Pursuant to board resolution dated March 24, 2024, certain key employees were approved for stock incentives including George Yutuc (Chief Financial Officer), Kirk Collins (Director of Sales), and Amber Wang (Controller). Each can receive shares that vest over time of 100,000, 50,000 and 50,000 shares, respectively. Each of these employees have signed an employment agreement that reflects such shares and unique vesting schedules.

On March 11, 2024, Lakeshore merged with and into the Company for the sole purpose of reincorporating Lakeshore into the State of Delaware. Immediately after the Reincorporation, the Company consummated the merger between the Company and Nature’s Miracle, resulting in the stockholders of Nature’s Miracle becoming 84.7% stockholders of the Company and the Company becoming the 100% stockholder of Nature’s Miracle. As of December 31, 2023, approximately $15.0 million remained in the trust account of Lakeshore, approximately $13.9 million was subsequently redeemed by public shareholders, leaving approximately $1.1 million for payment of offering costs.

The following table presents the number of the Company’s common stock issued and outstanding immediately following the Reverse Recapitalization:

Common Stock
The Company’s shares outstanding prior to Reverse Recapitalization	2,241,500
Shares issued to private rights	35,150
Conversion of the Company’s public shares and rights	790,097
Shares issued to service providers	801,539
Bonus shares issued to investors	166,000
Conversion of Nature’s Miracle’s shares into the Company’s ordinary shares	22,272,478
Total shares outstanding	26,306,764

On April 2, 2024, the Company entered into an investor relations consulting agreement with MZHCI LLC (“MZHCI”) pursuant to which MZHCI will provide investor relations services to the company and the agreement has a term of six months. The Company will pay $14,000 cash per month and to issue MZHCI 150,000 shares of restricted common stock, 75,000 shares will be vested immediately upon signing the agreement and 75,000 shares will vest on October 1, 2024. The fair value of the shares to be issued was approximately $143,000 at $0.95 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 13, 2024, the Company elected not to continue the engagement of UHY LLP (“UHY”) serving as the Company’s independent registered public accounting firm. The termination of the engagement of UHY was approved by the Company’s audit committee.

The reports of UHY on the financial statements of Lakeshore as of December 31, 2022 and 2021 and for the year ended December 31, 2022 and for the period from February 19, 2021 (Inception) to December 31, 2021 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about Lakeshore’s ability to continue as a going concern.

During the period from February 19, 2021 (Inception) to December 31, 2021, year ended December 31, 2022 and the subsequent interim period through March 13, 2024, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of UHY, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the period from February 19, 2021 (Inception) to December 31, 2021, year ended December 31, 2022 and the subsequent interim period through March 13, 2024, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

On March 13, 2024, the Company’s audit committee approved the engagement of WWC, P.C. (“WWC”) as the Company’s new independent registered public accounting firm.

During the Company’s two most recent fiscal years and the subsequent interim period through March 13, 2024, neither the Company nor anyone on its behalf consulted with WWC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided that WWC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; (viii) a lack of controls over income tax. Following the identification of the material weaknesses and control deficiencies, we plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, establishing an audit committee, and strengthening corporate governance.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023 covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Upon the consummation of the Business Combination, the following individuals were appointed to serve as executive officers and directors of the Company:

Name	Age	Position
Tie (James) Li	56	Chairman, Chief Executive Officer, and Director
Darin Carpenter	45	Chief Operating Officer
George Yutuc	59	Chief Financial Officer
Zhiyi (Jonathan) Zhang	55	President and Director
Varto Levon Doudakian	46	Vice President
Charles Jourdan Hausman	53	Independent Director
H. David Sherman	76	Independent Director
Jon M. Montgomery	75	Independent Director

Background of Directors and Executive Officers

Tie (James) Li serves as Chairman, Chief Executive Officer and Director of the Company following the Business Combination. He founded Nature’s Miracle, Inc. in 2022 and has served as the Company’s Chairman and CEO since. From February 2015 to present 2022, he was the Founder and Chairman of Early Bird Investment, a private equity firm focused on agriculture, mobile gaming and clean energy. From 2006 to 2015, he was the co-founder, CFO, President and CEO of China Hydroelectric Corporation (“CHC”) which was the largest small hydroelectric company listed on NYSE. He launched China Hydroelectric Corporation in 2006 with three other co-founders and built the company into a NYSE listed company with a market capitalization of over a billion. In 2015, he led the effort to privatize and sell CHC to a public listed utility company. Mr. Li started his career with Citigroup in the investment banking unit in New York City in 1998. He has also worked at Sumitomo Mitsui Banking Corporation, HypoVereinsbank and Standard & Poor’s. Mr. Li graduated from Columbia University Graduate School of Business in New York with an MBA in 1998. He completed his Bachelor of Science degree in accounting from Brooklyn College. He also attended Beijing University undergraduate program in History. He is a Chartered Financial Analyst and a Certified Public Accountant.

George Yutuc serves as Chief Financial Officer of the Company following the Business Combination. George has been with the Company since 2023. From 2021 to 2023 he consulted with major private equity firms and a top strategy firm in the field of packaging, single use restaurant supplies, manufacturing in California and evaluating industry targets. From 2019 to 2021 he was CFO of Karat Packaging, a manufacturer and distributor of paper and plastic cups, “to go” boxes and related supplies. The Company went from a privately-held $175 million company to a $300 million revenue Nasdaq-listed company during this time. Between 2001 and 2018 he served as CFO or controller in fast-growth companies including EbrokerCenter, Jet Aerospace, ScribeRight and Casestack. Prior to 2001, he held key positions as an audit manager,senior manager and director of corporate finance at CPA firm Deloitte & Touche from 1996 to 2001. George earned his Bachelor of Arts degree and MBA from the University of California, Los Angeles. He has served as a part-time adjunct instructor in Business Acquisitions and Finance at his alma mater from 2005 to 2020.

Darin Carpenter serves as Chief Operating Officer of the Company following the Business Combination. Darin is an experienced senior executive who has been responsible for the daily operations and management of several well-known, highly profitable indoor growing companies. Before joining Nature’s Miracle, Darin held the position of Chief Executive Officer at Justice Growth from June 2019 to July 2023. During his tenure, he focused on developing a world-class management team that successfully built a vertically integrated controlled environment growing company, leading to a remarkable 3600% increase in revenues. Prior to this role, he served as the Director of Operations at Tryke Companies, worked as the Head Geneticist at Bloom, and held the position of Global Technical Operations Manager at World Wide Wheat. On a personal level, Darin’s extensive military background includes his time as a decorated Special Operations Combat Paramedic in the elite 75th Ranger Regiment. His military experience has shaped his strong leadership skills and his ability to excel in high-stress, fast-moving, team-oriented environments. After an honorable discharge from the Army, Darin graduated Cum Laude with a Bachelor of Science in Genetics, Cellular, and Developmental Biology from Arizona State University.

Zhiyi (Jonathan) Zhang serves as President and Director of the Company following the Business Combination. Mr. Zhang is also the founder of Visiontech. He has extensive contacts and a working relationship within the indoor growing community in North America. He also has over twenty years of experience in the lighting industry. Over the last ten years, he has built Visiontech and its associated brand “eFinity” as a premier grow light brand in the indoor growing community. He obtained his College Diploma of Maritime Study from Tianjin Maritime College in 1989. Mr. Zhang’s history managing and operating Nature’s Miracle, as well as his extensive industry knowledge, qualify him to serve on the board of the Company.

Varto Levon Doudakian serves as Vice Presdient of the Company following the Business Combination. Mr. Doudakian is a seasoned professional with over twenty years of experience in the agricultural industry. Previously, Vic led the sales team for North American sales and has been responsible for the strategic direction, vision, growth, and performance of the premier grow light brand “eFinity.” He obtained his College Diploma of technician from Citrus College in 2000. Mr. Doudakian’s history managing and operating Nature’s Miracle, as well as his extensive industry knowledge, qualify him to serve as the VP of the Company.

Charles Jourdan Hausman serves as Director of the Company following the Business Combination. Mr. Hausman has served as the Chief Executive Officer of K. Mizra, LLC (the “K.Mizra”), which he founded in 2019, from 2019 to the present. Since its founding, K. Mizra has focused on acquiring high-value, high-quality patents with a global reach. Prior to forming K. Mizra, Mr. Hausman specialized in IP enforcement and monetization at a number of companies. Beginning at the Recording Industry Association of America, Mr. Hausman was Deputy Director at the Motion Picture Association of America (MPAA) where he further expanded the intellectual property rights of movie studios. Following the MPAA, Mr. Hausman worked at Philips Intellectual Property and Standards Group. Following his time at Philips, Mr. Hausman worked as a worldwide program manager for a pool licensing consortium known as One-Red. Following One-Red, Mr. Hausman worked for a Non-Practicing Entity known as Sisvel Group. At Sisvel Group, Mr. Hausman served as President of US operations. Mr. Hausman oversaw the administration of multiple litigations and licensing programs while at Sisvel Group. Mr. Hausman graduated with a Bachelor of Science in Management from Tulane University, A.B. Freeman School of Business and a Juris Doctor from Southwestern University School of Law. He is admitted to California Bar Association in 1996. Mr. Hausman’s history of managing, as well as his extensive IP enforcement knowledge, qualify him to serve on the board of the Company.

H. David Sherman, MBA, DBA, CPA serves as Director of the Company following the Business Combination. He has been one of Lakeshore’s independent directors since March 2022. He has also been serving as a member of the board of directors of Lakeshore Acquisition I Corp. (Nasdaq: LAAA) from June 2021 to December 6, 2022, the date on which LAAA consummated its initial business combination with ProSomnus Inc.(Nasdaq: OSA). Since 1985, Dr. Sherman has been a professor at Northeastern University, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Since January 2014, Professor Sherman has served as Trustee and Chair of the Finance Committee for the American Academy of Dramatic Arts, the oldest English language acting school in the world. Since July 2010, he has also served as a Board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care. Since September 2019, Dr. Sherman has served as an independent board member for Newborn Acquisition Corp. (NASDAQ:NBAC). Dr. Sherman previously served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX:DXF), a financial service company, Kingold Jewelry Inc. (NASDAQ: KGJI), a designer and manufacturer of gold jewelry related products, China HGS Real Estate Inc. (NASDAQ: HGSH), a real estate company, Agfeed Corporation, a manufacturing company of agricultural products, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. Dr. Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (MIT) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Dr. Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Dr. Sherman is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Dr. Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. Mr. Sherman’s academic credentials and significant corporate governance and accounting experience qualify him to serve on the board of the Company.

Jon M. Montgomery serves as Director of the Company following the Business Combination. He has been one of Lakeshore’s independent directors since March 2022. Mr. Montgomery is managing director at Meredith Financial Group Inc., a financial management and advisory firm located in New York City. He has served as an independent director of Nuvve Holding Corp. (NVVE.NASDAQ) since March 19, 2021. From 2010 to 2014, he was managing partner at project finance advisory firm AGlobal Partners LLC where he assisted in arranging long-term, limited-recourse financing for private investments in renewable energy, telecommunications, mining & metals, PPPs, and other infrastructure projects in emerging and other international markets. He also advised clients on foreign direct investments, including those utilizing development finance institutions, export credit agencies, and political risk insurers. In addition, Mr. Montgomery has more than 25 years of marketing consulting and market research experience, informing and guiding clients’ branding, communications, segmentation and innovation challenges across a range of industries, particularly in the information technology, telecommunications, financial services, CPG, pharmaceutical, and retail sectors. He is experienced in applying model-based quantitative analysis, particularly choice-based modeling, to solving competitive problems. Previously, from 1996 to 2010, Mr. Montgomery co-founded Hudson Group Inc. in New York, a research-based marketing consultancy. He also held prior positions as executive vice president at Marketing Strategy & Planning Inc./Synovate, and vice president at Hase Schannen Research Associates Inc. Mr. Montgomery holds a M.B.A. from Northeastern University and a B.A. from the University of California, Berkeley. Since 2000 he has been Adjunct Faculty in Marketing at the University of Georgia. Mr. Montgomery is well-qualified to serve as a member of the Company board due to his investment banking, structuring and strategic expertise, his contacts in emerging and other international markets and his extensive experience in marketing and market research.

Family Relationships

There are no familial relationships among the Company’s directors and executive officers.

Board Composition

The Company’s business and affairs are organized under the direction of the Board. The Board consists of five members. Tie (James) Li serves as Chairman of the Board. The primary responsibilities of the board of directors are to provide oversight, strategic guidance, counseling, and direction to the Company’s management. The Board will meet on a regular basis and additionally as required.

In accordance with the Company’s amended and restated certificate of incorporation, the Board will be divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The Company anticipates the directors will be assigned to the following classes:

●	Class I will consist of Charles Jourdan Hausman, whose term will expire at the Company’s 2026 annual meeting of stockholders to be held after consummation of the Business Combination;

●	Class II will consist of Zhiyi (Jonathan) Zhang and H. David Sherman, whose terms will expire at the Company’s 2024 annual meeting of stockholders to be held after consummation of the Business Combination; and

●	Class III will consist of Tie (James) Li and Jon M. Montgomery, whose terms will expire at the Company’s 2025 annual meeting of stockholders to be held after consummation of the Business Combination.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the board of directors of the Company may have the effect of delaying or preventing changes in the Company’s control or management.

Director Independence

As a result of its common stock being listed on the Nasdaq following consummation of the Business Combination, the Company will adhere to the listing rules of the Nasdaq in affirmatively determining whether a director is independent. The Board has consulted, and will consult, with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board determined that each of the directors other than Tie (James) Li, and Zhiyi (Jonathan) Zhang, H. David Sherman, Charles Jourdan Hausman and Jon M. Montgomery will qualify as independent directors as defined under the listing rules of the Nasdaq, and the Board will consist of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, the Company will be subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Board Oversight of Risk

One of the key functions of the Board will be informed oversight of its risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board will be responsible for monitoring and assessing strategic risk exposure and the Company’s audit committee will have the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. The Company’s compensation committee will also assess and monitor whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

The Company established an audit committee, a compensation committee and a nominating and corporate governance committee. The Board adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee will be available on the investor relations portion of Nature’s Miracle’s website upon consummation of the Business Combination. The composition and function of each committee will comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

Audit Committee

The Company’s audit committee consists of David Sherman, Charles Hausman and Jon Montgomery, with Mr. Sherman serving as the chair of the committee. The Board determined that each member of the audit committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, Rule 10A-3 under the Exchange Act, and the applicable Nasdaq listing requirements and that Mr. Sherman qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and which member or members possess financial sophistication, as defined under the rules of Nasdaq.

The audit committee assists the Board in monitoring the integrity of the Company’s financial statements, its compliance with legal and regulatory requirements, and the independence and performance of its internal and external auditors. The audit committee’s principal functions include:

●	reviewing the Company’s annual audited financial statements with management and Nature’s Miracle’s independent auditor, including major issues regarding accounting principles, auditing practices and financial reporting that could significantly affect financial statements;

●	reviewing quarterly financial statements with management and the independent auditor, including the results of the independent auditor’s reviews of the quarterly financial statements;

●	recommending to the Company’s board of directors the appointment of, and continued evaluation of the performance of, independent auditors;

●	approving the fees to be paid to the independent auditor for audit services and approving the retention of independent auditors for non-audit services and all fees for such services;

●	reviewing periodic reports from the independent auditor regarding the auditor’s independence, including discussion of such reports with the auditor;

●	reviewing the adequacy of the overall control environment, including internal financial controls and disclosure controls and procedures; and

●	reviewing with our management and legal counsel legal matters that may have a material impact on financial statements or compliance policies and any material reports or inquiries received from regulators or governmental agencies.

Compensation Committee

The Company’s compensation committee consists of Charles Hausman, Jon Montgomery and David Sherman, with Mr. Hausman serving as chair of the committee. The Board determined that each member of the compensation committee is “independent” as defined under the applicable Nasdaq requirements and SEC rules and regulations. The compensation committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

The compensation committee is responsible for establishing the compensation of senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The compensation committee also administers the Company’s equity incentive plans. The compensation committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Jon Montgomery, Charles Hausman and David Sherman, with Mr. Montgomery serving as chair of the committee. The Board determined that each member of the nominating and corporate governance committee is “independent” as defined under the applicable Nasdaq requirements and SEC rules and regulations. The nominating and corporate governance committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on the Company’s board of directors. The nominating and corporate governance committee also is responsible for developing a set of corporate governance policies and principles and recommending to the Company’s board of directors any changes to such policies and principles.

Code of Ethics

The Company has adopted a new code of ethics that applies to all of its directors, officers and employees. A copy of New Nature’s Miracle’s code of ethics is available on its website. New Nature’s Miracle also intends to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on its website.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of Nature’s Miracle’s officers or employees. None of Nature’s Miracle’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the Board or compensation committee.

Shareholder and Interested Party Communications

Prior to the consummation of the Business Combination, Lakeshore’s Board of Directors did not provide a process for shareholders or other interested parties to send communications to Lakeshore’s Board of Directors because management believed that it was premature to develop such processes given the limited liquidity of Lakeshore’s ordinary shares at that time. However, following the Business Combination, stockholders and interested parties may communicate with the Board, any committee chairperson or the non-management directors as a group by writing to the Board or committee chairperson in care of Nature’s Miracle, Inc., 858 N Central Avenue, Upland, CA 91786, USA. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

Limitations of Liability and Indemnification of Directors and Officers

The Delaware General Corporation Law authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. The Company’s amended and restated certificate of incorporation will limit the liability of our directors to the fullest extent permitted by Delaware law.

The Company proposes to purchase director and officer liability insurance to cover liabilities its directors and officers may incur in connection with their services to the combined company, including matters arising under the Securities Act. The Company’s amended and restated certificate of incorporation and bylaws also will provide that the Company will indemnify its directors and officers to the fullest extent permitted by Delaware law. The Company’s amended and restated by-laws will further provide that the Company will indemnify any other person whom it has the power to indemnify under Delaware law. In addition, the Company intends to enter into customary indemnification agreements with each of our officers and directors.

There is no pending litigation or proceeding involving any of the Company’s directors, officers, employees or agents in which indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceedings that may result in a claim for such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling the combined company, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation

Lakeshore Named Executive Officer and Director Compensation

No executive officer or director of Lakeshore has received any cash compensation for services rendered to the company. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of Lakeshore’s existing initial shareholders, including its directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on Lakeshore’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than Lakeshore’s board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Any directors or members of Lakeshore’s management team who remain with the combined company may be paid consulting, management or other fees from the combined company. Any compensation to be paid to Lakeshore’s executive officers or directors will be determined by a compensation committee constituted solely of independent directors.

Lakeshore is not party to any agreements with its executive officers and directors that provide for benefits upon termination of employment.

Nature’s Miracle Named Executive Officer and Director Compensation

This section discusses material components of the compensation programs for Nature’s Miracle’s executive officers who are named in the “Summary Compensation Table” below. In 2023, Nature’s Miracle’s “named executive officers” and their positions were as follows:

●	Zhiyi (Jonathan) Zhang, current President of Nature’s Miracle, rendered services as Chief Executive Officer to Visiontech in 2022; and

●	Ti “James” Li, current Chairman and CEO of Nature’s Miracle;

●	Darin Carpenter, current Chief Operating Officer of Nature’s Miracle;

●	George Yutuc, current Chief Financial Officer of Nature’s Miracle; and

●	Varto Levon Doudakian, current VP of Nature’s Miracle, rendered services as VP to Visiontech in 2022.

This discussion may contain forward-looking statements that are based on Nature’s Miracle’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of Nature’s Miracle’s named executives for the year ended December 31, 2023.

Name and Position	Year	Salary ($)	Executive Performance Plan Compensation ($)	Commission Plan ($)	Total ($)
Ti “James” Li	2023	$300,000	—	—	$300,000
Chairman and CEO
Zhiyi “Jonathan” Zhang	2023	$250,000	—	—	$250,000
President
Darin Carpenter	2023	$62,500	—	—	$62,500
Chief Operating Officer
George Yutuc	2023	$12,500	—	—	$12,500
Chief Financial Officer
Varto Levon Doudakian	2023	$127,500	—	—	$127,500
Vice President

The following table contains information pertaining to the compensation of Nature’s Miracle’s named executives for the year ended December 31, 2022.

Name and Position	Year	Salary ($)	Executive Performance Plan Compensation ($)	Commission Plan ($)	Total ($)
Zhiyi (Jonathan) Zhang	2022	84,000	N/A	N/A	84,000
CEO of Visiontech
Varto Levon Doudakian	2022	102,000	N/A	N/A	102,000
VP of Visiontech

Narrative to Executive Compensation Table

Salaries

Nature’s Miracle’s named executives receive a base salary to compensate them for services rendered to Nature’s Miracle. The base salary payable to each named executive provides a fixed compensation component commensurate with the executive’s skill, experience, role and responsibilities. For 2023, the base salaries for Mr. Li, Mr. Zhang, Mr. Carpenter, Mr. Yutuc and Mr. Doudakian were $300,000, $250,000, $62,500, $12,500, $127,500 and $127,500, respectively.

Employee Benefits

All of Nature’s Miracle’s eligible employees, including named executives, may participate in its health and benefits plans, including:

●	Medical, dental and vision benefits;

●	Flexible spending accounts;

●	Life insurance;

●	Short and long-term disability insurance.

Nature’s Miracle believes the aforementioned benefits are necessary and appropriate to providing a competitive compensation package to eligible employees, including named executives.

Employment Agreements

Nature’s Miracle has entered into employment agreements with Tie (James) Li, the CEO, George Yutuc, the CFO, Darin Carpenter, the COO, and Zhiyi (Jonathan) Zhang.

The executives’ employment agreements provide for “at will” employment until terminated by the executive or the Company. The employment agreements may be terminated: by the Company upon death or disability, or with or without cause; by the executive with or without good reason; or terminated by mutual agreement. The Company may, at any time, without notice or remuneration, terminate the employment for cause; executive may terminate the employment with a 1-month prior written notice or a 1-month salary in lieu of notice, or by approval of the board. Mr. Li, Mr. Carpenter, Mr. Zhang, and Mr. Doudakian, are entitled to receive an annual base salary of $300,000, $250,000, $200,000, and $50,000 respectively.

Nature’s Miracle had previously entered into an employment agreement with Vien Le, our former CFO dated August 2, 2023, pursuant to which Mr. Le was granted options to purchase 236,000 shares of Nature’s Miracle’s common stock. This employment agreement was later terminated by the Company effective October 23, 2023, and the above mentioned options to purchase Nature’s Miracle and any other compensation that Mr. Le was entitled to were thereby terminated and rescinded without further effect.

In addition, a total of 260,000 shares of the Company’s common stock will be issued upon closing of the Business Combination in connection with Nature’s Miracle’s employment agreements, based on a Letter Agreement entered into by certain parties on November 15, 2023. These 260,000 shares include 10,000 shares to be issued to Charles Jourdan Hausman, and 100,000 shares to be issued to Darin Carpenter, 100,000 to George Yutuc, 50,000 to Collins Kirk Arvin who is expected to join as Director of Sales. Shares allocated to Mr. Carpenter, Mr. Arvin and Mr. Yutuc vest subject to a two-year employment period.

Director Compensation

For fiscal year 2023, Nature’s Miracle did not provide cash compensation or equity grants to its directors, however all of the directors are reimbursed for their reasonable out-of-pocket expenses related to their services as a member of the Nature’s Miracle board of directors. In connection with the Business Combination, the Company intends to approve and implement a non-employee director compensation policy, which will provide each independent director with $5,000 director fee per meeting and $25,000 worth of stock award.

The Company Executive Officer and Director Compensation Following the Business Combination

The Company intends to develop an executive compensation program and a director compensation program, each of which will be designed to align compensation with the combined company’s business objectives and the creation of stockholder value, while enabling the Company to attract, retain, incentivize and reward individuals who contribute to the long-term success of the combined company.

2024 Incentive Plan

Summary

Eligibility. Incentive Stock Options (the “ISOs”) may be granted only to employees. All other awards may be granted to employees, consultants and non-employee directors; provided such consultants and non-employee directors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Shares Available for Issuance. The 2024 Incentive Plan provides for the future issuance of shares of common stock of the Company, representing 10% of the number of shares of the common stock of the Company outstanding following the Business Combination (after giving effect to the Redemption). The 2024 Incentive Plan also provides for an annual increase on January 1 for each of the first ten (10) calendar years during the term of the 2024 Incentive Plan by the lesser of (a) five percent (5%) of all classes of the Company’s common stock outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board. Generally, shares of Nature’s Miracle reserved for awards under the 2024 Incentive Plan that lapse or are forfeited will be added back to the share reserve available for future awards. To the extent an Award under the 2024 Incentive Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2024 Incentive Plan. Shares used to pay the exercise price of an Award or withheld to satisfy the tax withholding obligations related to an Award will become available for future grant or sale under the 2024 Incentive Plan.

At all times the Company will reserve and keep available a sufficient number of shares as will be required to satisfy the requirements of all outstanding Awards granted under the 2024 Incentive Plan. No more than 2,300,000 shares shall be issued pursuant to the exercise of ISOs under the 2024 Incentive Plan.

Stock Options. Stock options granted under the 2024 Incentive Plan may either be incentive stock options, which are intended to satisfy the requirements of Section 422 of the Code, or non-qualified stock options (the “NSOs”), which are not intended to meet those requirements. ISOs may only be granted to employees of Nature’s Miracle and its affiliates, and with respect to Awards granted as ISOs, to the extent that the aggregate Fair Market Value of the Shares with respect to which such ISOs are exercisable for the first time by the Participant during any calendar year (under all plans of the Company and any Parent or Subsidiary) exceeds one hundred thousand dollars ($100,000), such Options will be treated as NSOs. Non-qualified options may be granted to employees, directors and consultants of Nature’s Miracle and its affiliates. The Exercise Price of an Option will be not less than one hundred percent (100%) of the Fair Market Value of the Shares on the date of grant, and the Exercise Price of any ISO granted to a Ten Percent Stockholder will not be less than one hundred ten percent (110%) of the Fair Market Value of the Shares on the date of grant.

Award agreements for stock options include rules for exercise of the stock options after termination of service. Options may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement. Generally, stock options will be exercisable for three months after termination of service for any reason other than death, disability or cause, and for one year after termination of service on account of death or total and permanent disability, but will not be exercisable if the termination of service was due to cause.

Restricted Stock. Restricted stock is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain time or performance-based vesting conditions. If the grantee does not satisfy the vesting conditions by the end of the restricted period, the restricted stock is forfeited. During the restricted period, the holder of restricted stock has the rights and privileges of a regular stockholder, except that generally dividend equivalents may accrue but will not be paid during the restricted period, and the restrictions set forth in the applicable award agreement apply. For example, the holder of restricted stock may vote the restricted shares, but he or she may not sell the shares until the restrictions are lifted.

Restricted Stock Units. Restricted stock units are phantom shares that vest in accordance with terms and conditions established by the plan administrator and when the applicable restrictions lapse, the grantee will be entitled to receive a payout in cash, shares or a combination thereof based on the number of restricted stock units as specified in the award agreement. Dividend equivalents may accrue but will not be paid prior to and only to the extent that, the restricted stock unit award vests. The holder of restricted stock units does not have the rights and privileges of a regular stockholder, including the ability to vote the restricted stock units.

Other Stock-Based Awards and Performance-Based Awards. The Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights and stock bonus awards. The plan administrator may award such stock-based awards subject to such conditions and restrictions as it may determine. We may grant an award conditioned on satisfaction of certain performance criteria. Any dividends or dividend equivalents payable or credited to a participant with respect to any unvested performance-based award will be subject to the same performance goals as the shares or units underlying the performance-based award.

Plan Administration. Plan will be administered by the Committee or by the Board acting as the Committee. Subject to the general purposes, terms and conditions of this Plan, and to the direction of the Board, the Committee will have full power to implement and carry out this Plan, except, however, the Board will establish the terms for the grant of an Award to Non-Employee Directors. Awards granted to Participants who are subject to Section 16 of the Exchange Act must be approved by two or more “non-employee directors” (as defined in the regulations promulgated under Section 16 of the Exchange Act). In accordance with the provisions of the 2024 Incentive Plan, the plan administrator determines the terms of awards, including, which employees, directors and consultants will be granted awards, the number of shares subject to each award, the vesting provisions of each award, the termination or cancellation provisions applicable to awards, and all other terms and conditions upon which each award may be granted in accordance with the 2024 Incentive Plan.

Corporate Transactions. In the event of a Corporate Transaction any or all outstanding Awards may be (a) continued by the Company, if the Company is the successor entity; or (b) assumed or substituted by the successor corporation, or a parent or subsidiary of the successor corporation, for substantially equivalent Awards. The successor corporation may also issue, as replacement of outstanding Shares of the Company held by the Participant, substantially similar shares or other property subject to repurchase restrictions no less favorable to the Participant. In the event such successor corporation refuses to assume, substitute or replace any Award, then notwithstanding any other provision in this Plan to the contrary, each such Award shall become fully vested and, as applicable, exercisable and any rights of repurchase or forfeiture restrictions thereon shall lapse, immediately prior to the consummation of the Corporate Transaction. Performance Awards not assumed or substituted pursuant to the foregoing shall be deemed earned and vested at 100% of target level, unless otherwise indicated pursuant to the terms and conditions of the applicable Award Agreement.

The Company, from time to time, also may substitute or assume outstanding awards granted by another company, whether in connection with an acquisition of such other company or otherwise, by either; (a) granting an Award under this Plan in substitution of such other company’s award; or (b) assuming such award as if it had been granted under this Plan if the terms of such assumed award could be applied to an Award granted under this Plan. In the event the Company assumes an award granted by another company, the terms and conditions of such award will remain unchanged. In the event the Company elects to grant a new Option in substitution rather than assuming an existing option, such new Option may be granted with a similarly adjusted Exercise Price. Substitute Awards will not reduce the number of Shares authorized for grant under the 2024 Incentive Plan or authorized for grant to a Participant in a calendar year.

In the event of a Corporate Transaction, the vesting of all Awards granted to Non-Employee Directors will accelerate and such Awards will become exercisable (as applicable) in full prior to the consummation of such event at such times and on such conditions as the Committee determines.

Amendment and Termination. The Board may at any time terminate or amend this Plan in any respect, including, without limitation, amendment of any form of Award Agreement or instrument to be executed pursuant to this Plan provided that no amendment requiring stockholder approval that is approved by the Board shall be effective until the approval of the stockholders of the Company is obtained, and provided that a Participant’s Award will continue to be governed by the version of this Plan then in effect at the time such Award was granted. No termination or amendment of the 2024 Incentive Plan or any outstanding Award may adversely affect any then outstanding Award without the consent of the Participant, unless such termination or amendment is necessary to comply with applicable law, regulation or rule.

Duration of Plan. The Plan will expire by its terms on February 20, 2034 (ten years from the date the 2024 Incentive Plan is adopted).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of common stock of the Company as of April 11, 2024  by:

●	each person known by us to be the beneficial owner of more than 5% of common stock of the Company;

●	each person who is an executive officer or director of the Company; and

●	all executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security, or has the right to acquire such powers within 60 days.

The beneficial ownership of shares of common stock is calculated based on 26,306,751 shares of common stock of the Company outstanding as of April 11, 2024.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	%
Directors and Named Executive Officers of the Company
Tie (James) Li (Chairman, Chief Executive Officer and Director)	6,392,748	24.3%
Zhiyi (Jonathan) Zhang(2) (President and Director)	5,591,393	21.3%
Darin Carpenter (Chief Operating Officer)	240,543	0.9%
Varto Doudakian(2) (Vice President)	2,164,885	8.2%
David Sherman (Director)	20,000	*
Jon Montgomery (Director)	5,000	*
All Directors and Executive Officers of the Company as a Group (6 Individuals)	14,414,569	54.8%

5%+ Holders
Wei Yang(3)	3,857,662	14.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the individuals is c/o Nature’s Miracle Holding Inc., 858 N Central Avenue, Upland, CA 91786, USA.

(2)	The business address of each of the individuals is 858 N Central Ave, Upland, CA 91786, USA.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

Changes in Control

See Part I, Item 1 “Business-General” of this Annual Report.

Item 13. Certain Relationships and Related Transactions

Certain Transactions of Lakeshore

Founder Shares

On February 19, 2021, 1,437,500 shares of the LBBB Ordinary Shares were issued to the Sponsor at a price of approximately $0.017 per share for an aggregate amount of $25,000. In connection with the increase in the size of the offering, on December 20, 2021, Lakeshore declared a 20% share dividend on each founder share thereby increasing the number of issued and outstanding founder shares to 1,725,000 (up to 225,000 of which are subject to forfeiture) so as to maintain the number of founder shares at 20% of the outstanding ordinary shares upon the consummation of this offering, resulting in an effective purchase price per founder share after the share dividend of approximately $0.014. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering (not including the shares issued to the underwriter at closing or the shares underlying the private placement units). Since the over-allotment option has been fully exercised, the 225,000 founder shares were no longer subject to forfeiture on March 11, 2022.

Administrative Service Fee

Lakeshore has agreed, commencing on the signing of the engagement letter with the underwriter on May 6, 2021, to pay the Sponsor a monthly fee of up to $10,000 up to the consummation of business combination, for Lakeshore’s use of its personnel and other administrative resources. Since inception through December 31, 2023, Lakeshore had paid an aggregate of $318,000 to the Sponsor.

Related Party Loans

On May 11, 2021, Lakeshore issued a $300,000 principal amount unsecured promissory note to the Sponsor, On January 31, 2022, Lakeshore issued a $100,000 principal amount unsecured promissory note to the Sponsor, On March 7, 2022, Lakeshore issued a $100,000 principal amount unsecured promissory note to the Sponsor, and Lakeshore had received such amounts as of issuance dates. The notes are non-interest bearing, and due after the date on which this offering is consummated or Lakeshore determines to abandon this offering. On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under the notes.

On July 11, 2023, Lakeshore entered into two separate loan agreements for an aggregate principal amount of $250,000, on substantially the same terms. The lender of the first loan agreement is Bill Chen, Chief Executive Officer of Lakeshore, who agreed to lend Lakeshore a principal amount of $125,000, and the lender of the second loan agreement is James Li, the Chief Executive Officer of Nature’s Miracle, Inc., the target in the previously announced proposed business combination with Lakeshore, who agreed to lend Lakeshore a principal amount of $125,000. Pursuant to the loan agreements, the loans are unsecured and do not bear interest; provided that, if the loan is not repaid by the maturity date on November 11, 2023, then the outstanding amount will bear interest at 8% per annum, and will be payable with accrued interest on demand. The loans closed on July 12, 2023. The proceeds of the loans have been used to repay in full Lakeshore’s $250,000 loan pursuant to the loan agreement, dated March 10, 2023, by and between the Company, the lender named therein, and RedOne Investment, and Nature’s Miracle, as guarantors. The loan agreements also provide for the issuance to each lender of 12,500 shares of Class A common stock (or 25,000 shares in the aggregate) of the Company no later than the earlier of (i) the maturity date and (ii) the closing of the planned business combination between Lakeshore and Nature’s Miracle. The loan agreements also provide for customary registration rights for such shares.

In order to meet its working capital needs following the consummation of the IPO, Lakeshore’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan Lakeshore funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of Lakeshore’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of Lakeshore’s business combination into additional Private Units at a price of $10.00 per unit. If Lakeshore does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available. As of December 31, 2023, an aggregate principal amount of $370,000 was outstanding and evidenced by unsecured promissory notes issued to RedOne Investment Limited, the Sponsor. The principal shall be payable promptly on the earlier date on which either Lakeshore consummates an initial business combination or has received financing from other parties with no interest accrued.

On June 8, 2023, Lakeshore issued a non-convertible promissory note (the “June Note”) in the amount of $40,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023.

On June 14, 2023, in connection with the Newtek Loan Agreement, Nature’s Miracle, Nature’s Miracle (California) Inc., a California corporation, Tie (James) Li, Zhiyi Zhang, Upland 858 LLC, a California LLC ( each a “Newtek Guarantor,” and collectively as the “Newtek Guarantors”) entered into a commercial guaranty agreement (the “Newtek Guaranty”) pursuant to which Guarantors guaranteed the payment of the Principal. As a consideration for entering into Newtek Guaranty, Tie (James) Li and Zhiyi Zhang will each receive 50,000 shares of Nature’s Miracle.

On July 7, 2023, Lakeshore issued a promissory note (the “July Note”) in the amount of $80,000 to, Nature’s Miracle payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. Pursuant to the July Note, Nature’s Miracle or its designees shall be issued 2,000 shares of Class A common stock in the Company.

On July 11, 2023, Tie (James) Li and Deyin (Bill) Chen lent $125,000 each to Lakeshore. The repayment date for the loans is November 11, 2023. The loans carry 8% interest on an annual basis. Also, Mr. Li and Bill Chen will each receive 12,500 shares of Class A common stock of the Company in connection with the loans.

On August 10, 2023, Lakeshore issued a convertible promissory note (the “August Note”) in the amount of $80,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. Pursuant to the August Note, Nature’s Miracle or its designees shall be issued 2,000 shares of Class A common stock in the Company.

On September 11, 2023, Lakeshore issued a promissory note (the “September Note”) in the amount of $80,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. Pursuant to the September Note, Nature’s Miracle or its designees shall be issued 2,000 shares of Class A common stock in the Company.

On October 11, 2023, Lakeshore issued a convertible promissory note (the “October Note”) in the amount of $80,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. Pursuant to the October Note, Nature’s Miracle or its designees shall be issued 2,000 shares of Class A common stock in the Company.

On November 9, 2023, Lakeshore issued a promissory note (the “November Note”) in the amount of $80,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. Pursuant to the November Note, Nature’s Miracle or its designees shall be issued 2,000 shares of Class A common stock in the Company.

On December 7, 2023, Lakeshore issued an unsecured promissory note (the “December Note”) in the principal amount of $20,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) March 11, 2024. Pursuant to the December Note, Nature’s Miracle or its designees shall be issued 2,000 shares of Class A common stock in the Company.

On December 8, 2023, Lakeshore entered into a Side Letter to Loan Agreements and Promissory Notes (the “Letter Agreement”) with Nature’s Miracle, Tie (James) Li and Deyin (Bill) Chen. Pursuant to the Letter Agreement, (i) Nature’s Miracle and Lakeshore agree to extend the deadline repayment date of principal amounts that Nature’s Miracle lent to Lakeshore, which was based on the Amendment No. 1 to the Merger Agreement and has an aggregate amount of $440,000, to March 11, 2024; and (ii) Lakeshore, Tie (James) Li and Deyin (Bill) Chen agree to extend the “Repayment Date” (as defined in the Loan Agreements entered into by each party on July 11, 2023 with total principal amount of $250,000) to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023.

On December 22, 2023, Lakeshore issued an unsecured promissory note (the “Note”) in the principal amount of $30,000 to the Sponsor. The Note does not bear interest and the principal shall be payable promptly on the earlier date on which either Lakeshore consummates an initial business combination or has received financing from other parties.

On January 8, 2024, Lakeshore issued an unsecured promissory note (the “January Note”) in the principal amount of $20,000 to Nature’s Miracle, payable on the earlier of (i) the closing of the business combination and (ii) March 11, 2024. Pursuant to the January Note, 2,000 shares of Class A common stock of the Company shall be issued to Nature’s Miracle or its designee following the closing of the business combination.

Lakeshore has entered into agreements with its officers and directors to provide contractual indemnification in addition to the indemnification provided for in Lakeshore’s amended and restated memorandum and articles of association.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on Lakeshore’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to the Sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to Lakeshore’s initial business combination (regardless of the type of transaction that it is). Lakeshore’s independent directors review on a quarterly basis all payments that were made to the Sponsor, Lakeshore’s officers, directors or Lakeshore’s or their affiliates and are responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties. Total reimbursement paid to the Sponsor, officers or directors amounted to $43,320 from February 19, 2021 (Inception) to December 31, 2023. The balance amount was nil at December 31, 2023.

After Lakeshore’s initial business combination, members of its management team who remain with the company may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to Lakeshore’s shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to Lakeshore’s shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider the initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between Lakeshore and any member of its management team or his or her respective affiliates will be on terms believed by Lakeshore at that time, based upon other similar arrangements known to the company, to be no less favorable to Lakeshore than are available from unaffiliated third parties. It is Lakeshore’s intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to Lakeshore than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, Lakeshore would not engage in such transaction.

Lakeshore is not prohibited from pursuing an initial business combination with a company that is affiliated with Lakeshore’s initial shareholders, officers or directors. In the event Lakeshore seeks to complete an initial business combination with a target that is affiliated with its initial shareholders, officers or directors, Lakeshore, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the initial business combination is fair to the company (or shareholders) from a financial point of view.

Lakeshore has entered into a registration rights agreement with respect to the founder shares and Private Units, among other securities.

Certain Transactions of Nature’s Miracle

Indemnification Agreements

On March 11, 2024, in connection with the consummation of the Business Combination, the Company entered into separate indemnification agreements with each of its directors and executive officers. These indemnification agreements provide the directors and executive officers with contractual rights to indemnification and the advancement of certain expenses incurred by each such director or executive officer in any action or proceeding arising out of his or her services as one of the Company’s directors or executive officers.

Registration Rights Agreement

On March 11, 2024, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of the Company’s stockholders (the “Subject Parties”) pursuant to which, among other things, the Company agreed to undertake registration obligations in accordance with the Securities Act of 1933, as amended (the “Securities Act”), and certain subsequent related transactions and obligations, including, among other things, preparing and filing of a registration statement and other required documents. The material terms of the Registration Rights Agreement are described on page 200 of the final prospectus and definitive proxy statement dated as of January 31, 2024 (the “Proxy Statement/Prospectus”), in the section entitled “Certain Transactions—Certain Transactions of Nature’s Miracle—Registration Rights Agreement.”

Non-Competition and Non-Solicitation Agreement

On March 11, 2024, the Company and each of its executive officers (the “Key Management Members”) entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which the Key Management Members and their affiliates will agree not to compete with the Company during the two (2)-year period following the Closing and, during such two (2)-year restricted period, not to solicit employees or customers or clients of such entities. The Non-Competition and Non-Solicitation Agreements also contain customary non-disparagement and confidentiality provisions. The material terms of the Non-Competition and Non-Solicitation Agreements are described on page 201 of the Proxy Statement/Prospectus in the section entitled “Certain Transactions—Certain Transactions of Nature’s Miracle—Non-Competition and Non-Solicitation Agreement.”

Related Party Transactions Policy Following the Business Combination

Upon consummation of the Business Combination, it is anticipated that the Company board of directors will adopt a written Related Party Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related party transactions.” For purposes of the policy only, a “related party transaction” is any financial transaction, arrangement or relationship in which (a) the Company or one of its subsidiaries is a participant, and (b) any Related Person has or will have a direct or indirect material interest.

A “related party” is a director (including a nominee), senior manager, 5% shareholder, primary business affiliation, and immediate family member of a director or senior manager, or of a 5% shareholder if such shareholder is a natural person, and any individual (other than a tenant or an employee) sharing the household of such person.

The board shall be responsible for the review, approval or ratification of the following related party transactions: any related party transaction in which a director, an immediate family member of a director, a 5% shareholder, or if such 5% shareholder is a natural person, an immediate family member of such 5% shareholder has a material interest. any related party transaction with a value of $ 1,000,000 or more in which a senior manager or an immediate family member of a senior manager has a material interest. No director shall participate in any discussion or approval of a related party transaction for which he or she or any member of his or her immediate family member is a related person, except that the director shall provide all material information concerning the related party transaction to the board.

Employment of senior managers, certain transactions with other companies, ordinary course transactions, transactions where all shareholders receive proportional benefits, shall be deemed to be pre-approved or ratified, even if the aggregate amount involved exceeds $ 1,000,000 shall not require review or approval by the board.

The board shall take into account, among other factors it deems appropriate, whether the related party transaction is entered into on terms no less favorable to the Company than terms generally available to an unaffiliated third-party under the same or similar circumstances; the results of an appraisal, if any; whether there was a bidding process and the results thereof; review of the valuation methodology used and alternative approaches to valuation of the transaction; and the extent of the Related Person’s interest in the transaction.

Related Party Policy of the Company

The Company’s code of ethics will require it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as any financial transaction, arrangement or relationship in which (a) the Company or one of its subsidiaries is a participant, and (b) any Related Person has or will have a direct or indirect material interest. A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

The Company’s board of directors, pursuant to its written related party transactions policy, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable to it than are available from unaffiliated third parties. Such transactions will require prior approval by the Company’s board of directors. The Company will not enter into any such transaction unless its board of directors determines that the terms of such transaction are no less favorable to the Company than those that would be available to the Company with respect to such a transaction from unaffiliated third parties. Additionally, the Company will require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

On March 13, 2024, the Company elected not to continue the engagement of UHY serving as the Company’s independent registered public accounting firm. The termination of the engagement of UHY was approved by the Company’s audit committee.

Effective March 13, 2024, WWC was appointed by the Company to serve as its new independent registered public accounting firm to audit and review the Company’s financial statements for the year ended December 31, 2023.

Audit services provided by WWC for fiscal year ended December 31, 2023 included the examination of the consolidated financial statements of the Company. Audit services provided by UHY for fiscal years ended December 31, 2023 and 2022 included the examination of the consolidated financial statements of the Company, and services related to periodic filings made with the SEC.

Audit Fees

WWC’s audit fee for the year ended December 31, 2023 and 2022 was $230,000 and $380,000, respectively. UHY’s audit fee for the years ended December 31, 2023 and 2022 was $173,751 and $153,719, respectively.

Audit-Related Fees

No audit-related fees were incurred for the years ended December 31, 2023 and 2022.

Tax Fees

No tax fees were incurred for the years ended December 31, 2023 and 2022.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements included in this and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees	$403,751	$533,719
Audit-Related Fees(1)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$403,751	$533,719

(1)	Fees incurred in conjunction with consents and service performed for various registration statements filed during the year ended December 31, 2023.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nature’s Miracle Holding Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Consolidated Balance Sheets at December 31, 2023 and 2022;

●	Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2023 and 2022;

●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and

●	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
2.1†	Merger Agreement dated as of September 9, 2022, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
2.2	Amendment No. 1 to Merger Agreement dated as of June 7, 2023, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
2.3	Amendment No. 2 to Merger Agreement dated as of December 8, 2023, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
4.1	Warrant Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
4.2	Rights Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
4.3	Warrant Agreement dated as of March 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).

4.4	Rights Agreement dated as of March 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
4.5*	Description of Registrant’s Securities
10.1	Letter Agreement, dated March 8, 2022, by and among LBBB, its officers and directors (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
10.2	Letter Agreement, dated March 8, 2022, by and among LBBB and the Sponsor (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.3	Investment Management Trust Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.4	Registration Rights Agreement, dated March 8, 2022, by and among LBBB and certain security holders (incorporated by reference to Exhibit 10.4 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.5	Indemnity Agreement, dated as of March 8, 2022, by and between LBBB and each of the officers and directors of LBBB (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.6	Private Placement Securities Subscription Agreement by and between LBBB and RedOne Investment Limited (incorporated by reference to Exhibit 10.6 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.7	Form of Purchaser Support Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.8	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.10	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.11	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.12	Form of Loan Agreement (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.13	Standby Equity Purchase Agreement dated April 10, 2023 (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on April 10, 2023)
10.14	Form of Loan Agreement (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2023).
10.15	Promissory Note, dated June 8, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 9, 2023)
10.16	Amendment No. 1 to Standby Equity Purchase Agreement dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2023).
10.17	Promissory Note, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2023).
10.18	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023)
10.19	Promissory Note, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2023).

10.20	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023)
10.21	Convertible Promissory Note, dated August 10, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)
10.22	Convertible Promissory Note, dated September 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 11, 2023)
10.23	Promissory Note, dated September 22, 2023 (incorporated by reference to Exhibit 10.5 to Lakeshore’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 17, 2023).
10.24	Promissory Note, dated October 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).
10.25	Promissory Note, dated November 9, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on November 9, 2023).
10.26	Promissory Note, dated December 7, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on December 11, 2023).
10.27	Amendment No. 2 to Standby Equity Purchase Agreement dated December 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on December 22, 2023).
10.28	Promissory Note, dated January 8, 2024 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 9, 2024).
10.29	Promissory Note, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on February 9, 2024).
10.30	Form of Indemnification Agreement entered into between the Company and each of the Company’s officers and directors on March 11, 2024 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
10.31	Registration Rights Agreement dated as of March 11, 2024, by and between the Company and each party listed under Holder on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
10.32	Form of Lock-Up Agreement entered into between the Company and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022).
10.33	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.34+	Nature’s Miracle Holding Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
14.1*	Code of Ethics
21.1	Subsidiaries of Nature’s Miracle Holding Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on January 19, 2024).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Furnished herewith and not to be incorporated by reference into any filing of Nature’s Miracle Holding Inc. under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2024.

NATURE’S MIRACLE HOLDING INC.

By:	/s/ Tie (James) Li
Tie (James) Li, Chief Executive Officer

Name	Position	Date

/s/ Tie (James) Li	Chief Executive Officer and Chairperson of the Board of Directors	April 16, 2024
Tie (James) Li	(Principal Executive Officer)

/s/ George Yutuc	Chief Financial Officer	April 16, 2024
George Yutuc	(Principal Financial and Accounting Officer)

/s/ Zhiyi (Jonathan) Zhang	President and Director	April 16, 2024
Zhiyi (Jonathan) Zhang

/s/ Charles Jourdan Hausman	Director	April 16, 2024
Charles Jourdan Hausman

/s/ H. David Sherman	Director	April 16, 2024
H. David Sherman

/s/ Jon M. Montgomery	Director	April 16, 2024
Jon M. Montgomery