Form 10-Q
period 2024-03-31
Nature's Miracle Holding Inc.
filed 2024-05-15
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41977

NATURE’S MIRACLE HOLDING INC.

(Exact name of registrant as specified in its charter)

Delaware	88-3986430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

858 N. Central Ave. Upland, CA 91786	(949) 798-6260
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NMHI	The Nasdaq Stock Market LLC

Warrants to purchase Common Stock, at an exercise price of $11.50 per share	NMHIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒

As of May 14, 2024, the registrant had a total of 26,456,751 shares of its common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business segments;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalent	$300,122	$221,760
Accounts receivable, net	840,924	1,236,248
Accounts receivable - related parties, net	280,301	305,669
Inventories, net	4,650,664	5,046,084
Prepayments and other current assets	152,521	139,734
Loans receivable - related parties	-	460,000
Total Current Assets	6,224,532	7,409,495

NON-CURRENT ASSETS
Security deposit	27,633	47,633
Right-of-use assets, net	388,210	503,089
Cost method investment	1,000,000	1,000,000
Property and equipment, net	4,366,412	4,406,272
Deferred offering costs	-	833,932
Total Assets	$12,006,787	$14,200,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$2,162,493	$509,443
Short-term loans - related parties	908,255	783,255
Current portion of long-term debts	276,640	268,805
Accounts payable	7,383,465	8,034,044
Accounts payable - related parties	2,728,074	2,758,074
Other payables and accrued liabilities	2,905,171	1,351,951
Other payables - related parties	273,462	257,954
Operating lease liabilities - current	368,003	359,459
Tax accrual	366,811	340,628
Deferred income - Contract liabilities	222,404	118,909
Total Current Liabilities	17,594,778	14,782,522

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,907,517	5,979,939
Operating lease liabilities, net of current portion	62,762	157,897
Total Non-Current Liabilities	5,970,279	6,137,836

Total Liabilities	23,565,057	20,920,358

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred Stock ($0.0001 par value, 1,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	-	-
Common Stock ($0.0001 par value,100,000,000 shares authorized, 26,306,764 and 22,272,478 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)*	2,630	2,227
Additional paid-in capital	1,698,670	1,526,773
Accumulated deficit	(13,258,545)	(8,247,862)
Accumulated other comprehensive loss	(1,025)	(1,075)
Total Stockholders’ Deficit	(11,558,270)	(6,719,937)

Total Liabilities and Stockholders’ Deficit	$12,006,787	$14,200,421

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)

REVENUE (including related party revenue of $405,378 for the three months ended March 31, 2024)	$2,204,720	$2,966,672

COST OF REVENUE	1,892,403	2,669,412

GROSS PROFIT	312,317	297,260

OPERATING EXPENSES:
Selling, general and administrative	1,143,137	557,009
Stock compensation expenses	171,897	-
Total operating expenses	1,315,034	557,009

LOSS FROM OPERATIONS	(1,002,717)	(259,749)

OTHER EXPENSES
Interest expense, net	(302,389)	(398,910)
Non cash finance expense	(1,000,000)	-
Other expenses	-	(370)
Total other expense, net	(1,302,389)	(399,280)

LOSS BEFORE INCOME TAXES	(2,305,106)	(659,029)

PROVISION FOR (BENEFIT OF) INCOME TAXES	1,700	(91,650)

NET LOSS	$(2,306,806)	$(567,379)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	50	856
COMPREHENSIVE LOSS	$(2,306,756)	$(566,523)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	23,172,923	22,272,478

LOSS PER SHARE
Basic and diluted	$(0.10)	$(0.03)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2023	-	$-	22,272,478	$2,227	$1,526,773	$(8,247,862)	$(1,075)	$(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	4,034,286	403	-	(2,703,877)	-	(2,703,474)
Stock compensation expense	-	-	62,740	6	171,891	-	-	171,897
Shares to be issued for stock compensation	-	-	(62,740)	(6)	6	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	50	50
Net loss	-	-	-	-	-	(2,306,806)	-	(2,306,806)
BALANCE, March 31, 2024 (Unaudited)	-	$-	26,306,764	$2,630	$1,698,670	$(13,258,545)	$(1,025)	$(11,558,270)

	Preferred stock		Common stock		Additional paid in	Retained	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	earnings	loss	Total
BALANCE, December 31, 2022	-	$-	22,272,478	$2,227	$1,526,773	$(909,691)	$(1,863)	$617,446
Foreign currency translation adjustments	-	-	-	-	-	-	856	856
Net loss	-	-	-	-	-	(567,379)	-	(567,379)
BALANCE, March 31, 2023 (Unaudited)	-	$-	22,272,478	$2,227	$1,526,773	$(1,477,070)	$(1,007)	$50,923

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,306,806)	$(567,379)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	39,860	41,694
Allowance (recovery) for credit losses	(10,215)	24,190
Amortization of operating right-of-use asset	60,079	111,772
Amortization of debt issuance cost	-	59,330
Deferred taxes benefits	-	(130,366)
Stock compensation expense	171,897	-
Non cash finance expense	1,000,000	-
Change in operating assets and liabilities:
Accounts receivable	430,906	(223,683)
Inventories	395,420	1,681,901
Prepayments and other current assets	(12,787)	(53,327)
Prepayments - related parties	-	(15,372)
Security deposit	20,000	-
Accounts payable	(680,577)	(1,451,782)
Other payables and accrued liabilities	5,406	79,589
Accrued interest payable - related parties	15,508	24,385
Operating lease liabilities	(31,791)	(5,073)
Tax accrual	26,183	21,807
Deferred income - Contract liabilities	103,495	(31,501)
Net cash used in operating activities	(773,422)	(433,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the reverse recapitalization	1,120,177	-
Payments of transaction costs incurred by Lakeshore	(1,044,980)	-
Repayments of promissory note – related party of Lakeshore	(75,000)	-
Loan to related party	-	(80,000)
Loan to Lakeshore	(40,000)	-
Loan repayment from third parties	-	132,949
Net cash (used in) provided by investing activities	(39,803)	52,949

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(266,925)	(127,929)
Repayments on long-term loan	(64,588)	(27,651)
Short-term loan borrowing from third parties	1,405,000	4,812
Repayments on short-term loan from third parties	(181,950)	(575,179)
Short-term loan borrowing from related parties	-	613,255
Net cash provided by (used in) financing activities	891,537	(112,692)

EFFECT OF FOREIGN EXCAHANGE ON CASH	50	856

CHANGES IN CASH	78,362	(492,702)

CASH AND CASH EQUIVALENT, beginning of period	221,760	810,368

CASH AND CASH EQUIVALENT, end of period	$300,122	$317,666

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$2,621	$2,406
Cash paid for interest	$286,358	$307,232

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Reduce of right-of-use asset and operating lease liabilities based on modification	$54,800	$-
Accumulated deficit acquired upon the reverse recapitalization	$1,603,020	$-
Deferred offering cost converted to APIC upon the reverse recapitalization	$1,100,857	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nature’s Miracle Holding Inc., Subsidiaries and VIE
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Nature of business and organization

Nature’s Miracle Holding Inc., which until March 11, 2024 was known as LBBB Merger Corp. (the “Company”, “Nature’s Miracle”) is a company incorporated on August 1, 2022 under Delaware law as a wholly owned subsidiary of the Lakeshore Acquisition II Corp., a Cayman Islands exempted company (“Lakeshore”).

On March 11, 2024, Lakeshore merged with and into the Company for the sole purpose of reincorporating Lakeshore into the State of Delaware (“Reincorporation”). Immediately after the Reincorporation, the Company consummated the merger contemplated by the Merger Agreement between the Company and Nature’s Miracle, Inc., a Delaware corporation (“NMI”), resulting in the stockholders of NMI becoming 84.7% stockholders of the Company and the Company becoming the 100% stockholder of NMI. (“the Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of NMI common stock issued and outstanding immediately prior to the effective time was canceled and automatically converted into the right to receive the applicable pro rata portion of shares of the Company common stock, the aggregate value of which was equal to: (a) $230,000,000 minus (b) the estimated Closing Net Indebtedness (as defined in the Merger Agreement) (the “Merger Consideration”).

The Merger is considered as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805-40. Under this method of accounting, Lakeshore will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on NMI’s stockholders comprise 84.7% of the voting power of the Company, directors appointed by NMI constituting three of the five members of the Company’s board of directors, NMI’s operations prior to the Merger comprising the only ongoing operations of the Company, and NMI’s senior management comprising all of the senior management of the Company.

Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of NMI with the Merger treated as the equivalent of NMI issuing stock for the net assets of Lakeshore, accompanied by a recapitalization. The net assets of Lakeshore will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger will be presented as those of NMI in financial statements of the Company. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5. All share and per share data has been retroactively restated to reflect the current capital structure of the Company.

The Company is a growing agriculture technology company focusing on the greenhouse and cultivation industry and providing products to indoor growers in a CEA (Controlled Environment Agriculture) setting in North America.

Reorganization under NMI

NMI is a holding company incorporated on March 31, 2022 in Delaware. NMI has no substantial operations other than holding all the outstanding share capital of its subsidiaries. NMI, its subsidiaries and variable interest entity (“VIE”).

On June 1, 2022, NMI entered into the Share Exchange Agreements with the stockholders of Visiontech Group, Inc. (“Visiontech”, a California Company), resulting in the stockholders of Visiontech becoming 56.3% stockholders of NMI and NMI becoming the 100% stockholder of Visiontech.

The transaction was accounted as a reverse recapitalization in accordance with ASC 805. The process of identifying the accounting acquirer began with a consideration of the guidance in ASC 810-10 related to determining the existence of a controlling financial interest. The general rule provided by ASC 810-10 is that the party that holds directly or indirectly greater than 50% of the voting shares has a controlling financial interest. As such, NMI is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the stockholders of Visiontech to have a majority of the voting power of the post-combination company, Zhiyi (Jonathan) Zhang, former president of Visiontech, became the President of NMI, the relative size of Visiontech compared to NMI. Accordingly, for accounting purposes and the combination was treated as the equivalent of Visiontech issuing shares for the net assets of NMI, accompanied by a recapitalization. The net assets of NMI is stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination would be those of Visiontech.

On June 1, 2022, NMI also entered into the Share Exchange Agreements with the stockholders of Hydroman, Inc. (“Hydroman”, a California Company) to acquire 100% of Hydroman by issuing 6,844,000 shares of NMI’s common stock to the stockholders of Hydroman. The transaction was accounted for as a business combination according with ASC 805 where NMI (post combination with Visiontech) is both the legal and accounting acquirer.

On July 28, 2022, Nature’s Miracle (California), Inc., (“NMCA”), a California corporation wholly owned by NMI was incorporated. NMCA focuses on greenhouse development services and started provide container grow sales in first quarter of 2024.

On August 18, 2022, NMI acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of NMI, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, NMI has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of NMI. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation as of March 31, 2024.

On August 27, 2021, Visiontech and Upland 858 LLC (“Upland”), who share common stockholders with Visiontech, entered into a promissory note agreement. Upland is a special purchase entity set up to purchase and hold a warehouse located in California. Upland promised to pay to Visiontech the sum of $1,574,079, together with simple interest thereon at the rate of 4.9% per annum. All sums of principal and unpaid interest thereon shall be due and payable in full to Visiontech on August 28, 2026. On January 10, 2022, Upland entered into a $3,000,000 commercial loan at a fixed rate of 3.79% with Bank of the West. With the funding from Visiontech and the bank, Upland purchased a warehouse located in California at the price of $4,395,230. On February 1, 2022, Upland leased the warehouse to Visiontech through a single lease agreement. As such, Visiontech is exposed to the variability of the building owned by Upland and Upland is a VIE of Visiontech. Visiontech is the primary beneficiary of Upland since Visiontech has a controlling financial interest in Upland and it has both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE.

On August 27, 2022, Upland entered into an assignment and assumption of unsecured promissory note with Zhiyi (Jonathan) Zhang, Vartor Vahe Doudakian and Yang Wei (collectively “Assignees”). Upland transferred to Assignees all of its right, title, duties, liabilities and obligation under the promissory note signed by and among Visiontech and Upland on August 27, 2021 in the original principal amount of $1,574,079. Visiontech also provided the consent to surrender its right to collect from Upland. As the stockholders are de facto agents of Visiontech, Visiontech and its de facto agents continue to bear the risk of losses or the rights to receive benefits from Upland. As such, in accordance with ASC 810, Upland is considered variable interest entity(“VIE”) of Visiontech and the financial statements of Upland was consolidated from the date of control and variable interest existed. See Note 4 for details.

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of March 31, 2024 and December 31, 2023, the Company had approximately $0.3 million and $0.2 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $11.4 million and $7.4 million as of March 31, 2024 and December 31, 2023.

On May 2, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,240,150 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $807,500 was remitted to the Company, after the deduction of the total fees of $42,500. The Company agreed to pay a weekly installment of $41,000 for 31 weeks. The effective interest rate of this agreement was 93.05%. The Company use this loan to pay off $175,315 previous loan with Factor H that dated on October 23, 2023.

The Company has experienced recurring losses from operations and negative cash flows from operating activities since 2022. In addition, the Company had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Basis of presentation and summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its variable interest entities and have been prepared in accordance with U.S. GAAP and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, which include its wholly owned subsidiaries and VIE over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All transactions and balances among the Company and its subsidiaries and VIE have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosures of contingent assets and liabilities as of the date of the unaudited financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

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

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2024 and December 31, 2023, no allowance for doubtful account was recorded.

Accounts receivable

During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers. Management reviews its accounts receivable balances each reporting period to determine if an allowance for doubtful accounts is required. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on assessment of specific evidence indicating likelihood of collection, historical experience, account balance aging and prevailing economic conditions. Bad debts are written off against the allowance after all collection efforts have ceased. Starting from January 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. For the three months ended March 31, 2024 and 2023, there was no inventory impairment loss recorded.

Cost method investment

The Company accounts for investments with less than 20% of the voting shares and does not have the ability to exercise significant influence over operating and financial policies of the investee using the cost method. The Company records cost method investment at the historical cost in its unaudited condensed consolidated financial statements and subsequently records any dividends received from the net accumulated earrings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reduction in the cost of the investments.

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three months ended March 31, 2024 and 2023.

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

Deferred offering costs

Deferred offering costs consist primarily of expenses paid to attorneys, consultants, underwriters, and etc. related to its merger transaction. The balance has been offset with the proceeds received after the close of the offering.

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

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accounts receivable, prepayments, loan receivable, and other current assets, other payable and accrued liabilities, accounts payable — related parties, short term loans and taxes payable. The Company considers the carrying amount of short-term financial instruments to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company’s long-term debts are measured at amortized cost, no fair value option is elected.

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

The Company is a growing agriculture technology company providing CEA hardware products to growers in the controlled environment agriculture industry setting in North America.  Majority of the Company’s products were grow lights and related products for the indoor growing settings. Starting from first quarter of 2024, the Company also provides indoor grow containers to its customers.

The Company’s contracts with customers where the amounts charged per product is fixed and determinable, the specific terms of the contracts were agreed on by the Company including payment terms which are typically 30 to 60 days for existing customers and prepaid for most new customers. In certain contracts involving customers that entered into rebate programs with utility companies for using LED lighting, payment term ranges from 60 to 120 days.

The Company’s performance obligation is to deliver the products to customers. For indoor grow container products, the Company also involved in customization of the products to suit customer’s specific needs. The provision of customization and configuration to meet certain technical specification per US market and delivery of product is considered one performance obligation as the as the services provided are not distinct within the context of the contract whereas the customers can only obtain benefit when the services and products are provided together.

Transaction prices are mostly fixed. In some contracts, when determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less. The Company had one contract with customer with installment payment terms of up to 16 months. The difference between the contract price and the Company’s cash selling price of the same products are recognized as interest income over the term of the payments. Interest income amounted to $0 and $34,146 for the three months ended March 31, 2024 and 2023, respectively. This contract was terminated on July 12, 2023.

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

The Company evaluates the criteria of ASC 606 — Revenue Recognition Principal-Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. The Company ships the products according to shipping terms on the purchase order or sales order. Once delivery is complete, the Company then sends an invoice to the customer according to the quantity and price of shipment.

The Company evaluates the indicators of control in accordance with ASU 2016-08: 1) the Company is the most visible entity to customers and assumes fulfilment risk and risks related to the acceptability of products, including addressing customer inquiries directly and handling of product returns or refunds directly if any. For grow light products, the Company has its own brand for marketing. For indoor grow containers products, the Company is also involved in the design and technical specification of the products to meet requirement in the US market 2) The Company assumes inventory risk either through storing the products in its own warehouses; or for drop shipments directly from vendors, the Company takes the title from vendors through inspection and acceptance and is responsible for product damage during shipment period prior to acceptance of its customers and is also responsible for product return if the customer is not satisfied with the products. 3) The Company determines the resale price of the products. 4) The Company is the party that directs the use of the inventory and can prevent the vendor from transferring the product to a customer or to redirect the products to a different customer, after evaluating the above scenario, the Company considers itself the principal of these arrangements and records revenue on a gross basis.

The Company’s disaggregate revenue stream by products are summarized below:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Grow light	$2,060,939	$2,966,672
Indoor grow containers	143,781	-
Total revenues	$2,204,720	$2,966,672

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of Deferred income — contract liabilities consisted of the following as of the date indicated:

	As of March 31, 2024	As of December 31, 2023
Beginning balance	$118,909	$808,118
Prepayments from customers	181,065	1,370,836
Recognized as revenues	(77,570)	(2,060,045)
Ending balance	$222,404	$118,909

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company’s long-lived assets are all located in California, United States, and substantially all the Company’s revenues are derived from within the USA. Therefore, no geographical segments are presented.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company follows the provisions of ASC 740 and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Delaware, as its “major” tax jurisdictions.

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

Stock-based compensation

The Company accounts for stock-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 718 amended by ASU 2018-07. Under FASB ASC Topic 718, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

Warrants

The Company evaluates the public and private warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both public and private warrants are classified in shareholders’ equity.

Commitments and Contingencies

In the ordinary course of business, the Company is subject to certain contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred, and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and specific facts and circumstances of each matter.

Loss per share

Basic loss per share is computed by dividing net loss attributable to holders of common stock by the weighted average number of common stock outstanding during the year. For the three months ended March 31, 2024 and 2023, basic and diluted earnings/ (loss) per share are the same because the Company had net loss for the periods.

Recently issued accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

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

The carrying amount of the assets and liabilities are as follows:

As of March 31, 2024
Cash	$24,771
Prepaid expense	1,800
Property and equipment, net	4,202,717
Total assets	$4,229,288

Current portion of long-term debt	$81,633
Long-term debt, net of current portion	2,750,938
Accrued interest expense	151
Intercompany payable to Visiontech	1,423,288
Total liabilities	$4,256,010

The operating results of VIE included in the unaudited condensed consolidated statements of operations are as follows for the period indicated:

For the three months ended March 31, 2024
Revenue*	$83,210
Selling, general and administrative	(54,610)
Interest expense	(25,620)
Income tax	(1,700)
Net loss	$(1,280)

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the unaudited condensed consolidated statements of operations.

Note 5 — Reverse recapitalization

On March 11, 2024, Lakeshore merged with and into the Company for the sole purpose of reincorporating Lakeshore into the State of Delaware. Immediately after the Reincorporation, the Company consummated the merger between the Company and NMI, resulting in the stockholders of NMI becoming 84.7% stockholders of the Company and the Company becoming the 100% stockholder of Nature’s Miracle. Lakeshore was treated as the “acquired” company for financial reporting purposes. Accordingly, the financial statements of the Company represent the continuation of the financial statements of NMI, with the Merger reflected as the equivalent of NMI issuing ordinary shares for the net assets of Lakeshore, accompanied by a recapitalization. The net assets of Lakeshore were recognized as of the closing date at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of NMI. The shares and corresponding capital amounts and all per share data related to NMI outstanding shares prior to the reverse recapitalization have been retroactively adjusted.

The following table presents the number of the Company’s common stock issued and outstanding immediately following the reverse recapitalization:

Common Stock
Lakeshore’s shares outstanding prior to reverse recapitalization	2,241,500
Shares issued to private rights	35,150
Conversion of the Lakeshore’s public shares and rights	790,097
Shares issued to service providers	801,539
Bonus shares issued to investors	166,000
Conversion of NMI’s shares into the Company’s ordinary shares	22,272,478
Total shares outstanding	26,306,764

In connection with the reverse recapitalization, the Company has assumed 3,625,750 warrants outstanding, which consisted of 3,450,000 public warrants and 175,750 private warrants. Both of the public warrants and private warrants met the criteria for equity classification. (see Note 13 Equity for details)

In connection with the reverse recapitalization, the Company raised approximately $1.1 million of proceeds, presented as cash flows from investing activities, which included the contribution of approximately $15.1 million of funds held in Lakeshore’s trust account, net of approximately $13.9 million paid to redeem 1,246,563 public shares of Lakeshore’s ordinary shares, approximately $1.0 million in transaction costs incurred by Lakeshore, and repayments of a promissory note in the amount of $75,000 issued to Lakeshore’s related party. NMI incurred approximately $1.1 million of transaction costs, which consisted of direct incremental legal and accounting fees in connection with the Merger and were reclassified to additional paid-in capital. The net effect of the above with the net liabilities assumed from Lakeshore of approximately $1.6 million was recorded to the Company’s retained deficit.

The following table reconcile the elements of the reverse recapitalization to the unaudited condensed consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

As of March 11, 2024
Funds held in Lakeshore’s trust account	$15,067,702
Funds held in Lakeshore’s operating cash account	198
Less: amount paid to redeem public shares of Lakeshore’s ordinary shares	(13,947,723)
Proceeds from the reverse recapitalization	1,120,177
Less: payments of transaction costs incurred by Lakeshore	(1,044,980)
Less: repayments of promissory note – related party of Lakeshore’	(75,000)
Less: notes assumed from Lakeshore	(555,000)
Less: liability assumed from Lakeshore	(1,547,814)
Less: transaction costs paid by NMI	(1,100,857)
Add: receivable assumed from Lakeshore	500,000
Net liabilities assumed from issuance of common stock upon the Merger, balance classified to retained deficit	$(2,703,474)

Note 6 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of March 31, 2024	As of December 31, 2023
Accounts receivable	$1,500,683	$1,906,222
Less: allowance for credit losses	(659,759)	(669,974)
Subtotal accounts receivable, net	840,924	1,236,248
Accounts receivable - related parties	280,301	305,669
Total accounts receivable, net	$1,121,225	$1,541,917

Provision (recovery) for credit losses were $(10,215) and $24,190 for the three months ended March 31, 2024 and 2023, respectively.

Movement of allowance:

Movement of allowance for credit losses consisted of the following as of the date indicated:

	March 31, 2024	December 31, 2023
Beginning balance	$669,974	$259,690
Addition	-	907,021
Recovery/write-off	(10,215)	(496,737)
Ending balance	$659,759	$669,974

Note 7 — Loans Receivable

In September 2022, Visiontech and CGGP, LLC (“CGGP”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $123,688. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totaled $21,038. For the three months ended March 31, 2023, the Company paid $62,383. This loan has been paid off on March 17, 2023.

In September 2022, Visiontech and NewCo Vision, LLC (“NewCo”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $139,840. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totalled $23,785. For the three months ended March 31, 2023, the Company paid $70,530. This loan has been paid off on March 17, 2023.

Note 8 — Cost method investment

Cost method investment consist of the following:

	As of March 31, 2024	As of December 31, 2023
10% Investment of Iluminar	$1,000,000	$1,000,000
Total	$1,000,000	$1,000,000

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. As of March 31, 2024, the shares were issued to the Company. No identified event or change in circumstances that would have a significant adverse effect on the value of investment and the Company determined no impairment was deemed necessary as of March 31, 2024.

Note 9 — Property and equipment, net

Property and equipment, net consist of the following:

	As of March 31, 2024	As of December 31, 2023
Trucks & Automobiles	$285,099	$285,099
Machinery & Equipment	67,847	67,847
Building	3,465,230	3,465,230
Land	930,000	930,000
Subtotal	4,748,176	4,748,176
Less: accumulated depreciation	(381,764)	(341,904)
Total	$4,366,412	$4,406,272

Depreciation expense for the three months ended March 31, 2024 and 2023 amounted to $39,860 and $41,694, respectively.

Note 10 — Loans payable

Short-term loans:

Short-term loans consist of one account receivable factoring agreement, three third parties loans as of March 31, 2024.

Short-term loans consist of one account receivable factoring agreement and one individual loan as of December 31, 2023.

On October 23, 2023, NMI, Visiontech and Hydroman (collectively “Merchants”) entered into a standard merchant cash advance agreement with Factor H. The Company sold $768,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $503,500 was remitted to the Company, after the deduction of the total fees of $26,500. The Company agreed to pay a weekly installment of $22,814.84 for 32 weeks with a final extra payment of $38,500. The effective interest rate of this agreement was 85.36%. For the three months ended March 31, 2024, the Company paid $181,950 principal of the loan.

This receivable purchase agreement was accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. As of March 31, 2024 and December 31, 2023, outstanding balance amounted to $227,493 and $409,443, respectively.

On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan balance as of March 31, 2024 and December 31, 2023 was $100,000 and $100,000, respectively.

On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025.

On February 10, March 28, June 5, June 27, September 22, December 22, 2023 and February 20, 2024, Lakeshore entered into seven promissory notes with RedOne Investment Limited (“Redone”) to which Lakeshore borrowed an aggregate principal amount of $380,000 with zero interest rate. On July 11, 2023, Lakeshore entered into a loan agreement with Deyin Chen (Bill) to which Lakeshore borrowed a principal amount of $125,000 with an annual interest rate of 8%. This loan was extended to March 11, 2024 with interest waived pursuant to a Side Letter to the loan agreements dated December 8, 2023. A payment of $75,000 was made upon close of the Merger on March 11, 2024. As of March 31, 2024, the loan balance was $50,000.

On March 11, 2024, NMI, Redone and Deyin Chen (Bill) entered into agreement that $50,000 owed to Deyin Chen (Bill) will be assigned to Redone and the Company will assume the outstanding balance of the loan of $430,000, The loan shall bear interest of 8% per annum. $50,000 initially shall be paid by the Company no later than first month anniversary of March 11, 2024, further extended to May 31, 2024, second payment of $50,000 share be paid by September 11, 2024 and the last payment of $230,000 shall be paid by December 11, 2024, Interest expenses of approximately $1,900 was accrued for the period ended March 31, 2024.

The Company also make the following principal payments for the below loans for the period ended March 31, 2023:

On August 31, 2022, the Merchants entered into a standard merchant cash advance agreement with Factor A. Merchants sells to Factor A $1,065,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor A remitted the net purchase price of $712,500 to Merchants, after deducting the total fees of $37,500. Merchants agreed to pay a weekly installment of $26,625 for 40 weeks to Factor A until Factor A received the total purchased amount of receipts. The effective interest rate of this agreement was 105.19%. For the three months ended March 31, 2023, the Company paid $144,772 principal of the loan.

On September 1, 2022, Visiontech entered into a receivables purchase agreement with another Factor B. Visiontech sold to Factor B $458,500 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor B disbursed the net purchase price of $339,465 to Visiontech, after deducting the origination fees of $10,500. Visiontech agreed to pay a weekly installment of $8,817.31 for 52 weeks to Factor B until Factor B received the total purchased amount of receipts. The effective interest rate of this agreement was 55.79%. For the three months ended March 31, 2023, the Company paid $83,283 principal of the loan.

On October 31, 2022, Hydroman entered into a receivables purchase agreement with Factor C. Hydroman sold to Factor C $675,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor C remitted the net purchase price of $485,000 to Hydroman, after the deduction of the origination fees of $15,000. Hydroman agreed to pay a weekly installment of $16,071 for 42 weeks to Factor C until Factor C receive the total purchased amount of receipts. The effective interest rate of this agreement was 106.56%. For the three months ended March 31, 2023, the Company paid $120,013 principal of the loan.

On October 31, 2022, Visiontech entered into a future receivable sale and purchase agreement with a capital management institution D at a sale price of $100,000, after the deduction of the origination fees of $10,000. According to the agreement, the amount of receivables being sold was $149,000 with 20% purchased percentage and the estimated daily payment amount is $1,490 for 20 weeks. The effective interest rate of this agreement was 85.25%. For the three months ended March 31, 2023, the Company paid $68,868 principal of the loan.

On November 2, 2022, Hydroman entered into a receivables purchase agreement with Factor E. Hydroman sold to Factor E $374,750 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor E remitted the net purchase price of $225,000 to Hydroman, after the deduction of the total closing costs of $25,000. Hydroman agreed to pay a weekly installment of $15,615 for 24 weeks to Factor E until Factor E receive the total purchased amount of receipts. The effective interest rate of this agreement was 84.67%. For the three months ended March 31, 2023, the Company paid $58,769 principal of the loan.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor F. The Company sold to Factor F $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor F remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor F until Factor F receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%. For the three months ended March 31, 2023, the Company paid $35,865 principal of the loan.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor G. The Company sold to Factor G $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor G remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor G until Factor G receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%. For the three months ended March 31, 2023, the Company paid $41,865 principal of the loan.

On September 21, 2022, Hydroman signed a commercial loan with WebBank for the principal amount of $100,000. This loan requires a weekly installment payment of $2,244.38 for 52 weeks. The effective interest rate of this loan was 31.22%. The Company paid off this loan on June 14, 2023. For the three months ended March 31, 2023, the Company paid $18,368 principal of the loan.

On September 18, 2022, Hydroman and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $35,508 and financed $26,387 of it. Hydroman needs to pay a monthly installment of $3,065 for six months with the last installment due on May 19, 2023. The effective interest rate of this loan was 10.80%. The Company paid off this loan on May 16, 2023. For the three months ended March 31, 2023, the Company paid $2,957 principal of the loan.

On February 13, 2023, Hydroman and First Insurance Funding entered into a premium financing agreement with a total gross policy premium and related fees of $4,812 and financed $4,461 of it. Hydroman needs to pay a monthly installment of $481 for ten months with the last installment due on December 13, 2023. The effective interest rate of this loan was 16.85%. The Company terminated the insurance policy and this loan on June 15, 2023.  For the three months ended March 31, 2023, the Company paid $419 principal of the loan.

Short-term loans — related parties: refer to Note 11 Related Party transactions.

Interest expenses for short term loans amounted to $123,913 and $376,450 for the three months ended March 31, 2024 and 2023, respectively.

Long-term debts:

Long-term debts consist of three auto loans, one building loan, and one secured business loan as of March 31, 2024 and December 31, 2023.

The outstanding amount of the auto loans were $106,182 and $114,621 as of March 31, 2024 and December 31, 2023, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. During the three months ended March 31, 2024 and 2023, the Company made total payments of $8,439 and $8,038 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans as of March 31, 2024 are as follows:

Twelve months ended March 31,	Repayment
2025	$34,809
2026	35,551
2027	25,991
Thereafter	9,831
Total	$106,182

The outstanding amount of the building loan was $2,832,571 and $2,852,597 as of March 31, 2024 and December 31, 2023, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the west. The loan requires monthly installment payment of $15,165 with the last installment due on January 10, 2032. During the three months ended March 31, 2024 and 2023, the Company made total payments of $20,027 and $19,613 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan as of March 31, 2024 are as follows:

Twelve months ended March 31,	Repayment
2025	$81,633
2026	84,612
2027	87,699
Thereafter	2,578,626
Total	$2,832,571

The outstanding amount of the secured business loan was $3,245,404 and $3,281,526 as of March 31, 2024 and December 31, 2023, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the three months ended of March 31, 2024 and 2023, the Company made total payments of $36,123 and $0 towards the loan, respectively.

Minimum required principal payments towards the Company’s secured business loan as of March 31, 2024 are as follows:

Twelve months ended March 31,	Repayment
2025	$160,198
2026	188,640
2027	222,132
Thereafter	2,674,434
Total	$3,245,404

Interest expenses for long term loans amounted to $160,919 and $27,724 for the three months ended March 31, 2024 and 2023, respectively.

Note 11 — Related party transactions

Purchases and accounts payable – related parties:

UniNet Global Inc., a vendor whose stockholder is Zhiyi (Jonathan) Zhang who is also one of the stockholders and management of the Company, sold certain products to Visiontech. As of March 31, 2024 and December 31, 2023, the outstanding accounts payable amount due to UniNet Global Inc. was $2,728,074 and $2,758,074, respectively.

From 2022 to April 2023, Jinlong (David) Du, the CEO of Megaphoton, was also the Director of NMI and will serve as Director of the Company following the Merger with Lakeshore. On April 17, 2023, Jinlong Du resigned from his position as a member of the NMI’s board of director and will not serve as the Company’s director post merger. For the three months ended March 31, 2023, the purchases Visiontech made from Megaphoton was $92,416 and the purchases Hydroman made from Megaphoton was $0. Hydroman and Megaphoton ended the exclusive supplier agreement on May 4, 2023.

Revenue and accounts receivable - related party:

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. As of March 31, 2024, the shares were issued to the Company. For the three months ended March 31, 2024, the sales revenue from Iluminar was $405,378. As of March 31, 2024 and December 31, 2023, the account receivable from Iluminar was $280,301 and $305,669, respectively.

Other payables — related parties

For the year ended December 31, 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fee for the Company. As of March 31, 2024 and December 31, 2023, the outstanding amount due to NMCayman was $170,000 and $170,000, respectively.

For the year ended December 31, 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. As of March 31, 2024 and December 31, 2023, the outstanding amount due to Yang Wei was $23,813 and $23,813, respectively.

For the year ended December 31, 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023 and September 4, 2023, Zhiyi (Jonathan) Zhang paid another $1,000 and $557 for normal business operating expenses, respectively. On October 11, 2023, the Company paid off $28,501 of the balance. As of March 31, 2024 and December 31, 2023, the outstanding amount due to Zhiyi (Jonathan) Zhang was $1,000 and $1,000.

As of March 31, 2024 and December 31, 2023, accrued interest expense from related parties, were $78,649 and $63,141, respectively, which were included in other payable related parties on the Company’s balance sheets. (see Short-term loans — related parties for detail).

Loan receivable — related parties:

	As of March 31, 2024	As of December 31, 2023
Loan to Lakeshore Acquisition II Corp.	$-	$460,000
Total loan receivable – related parties	$-	$460,000

On June 8, 2023, the Company and Lakeshore entered into a promissory note for the principal amount of $40,000 with zero interest rate.

On July 7, 2023, August 10, 2023, September 11, 2023, October 11, 2023 and November 9, 2023, NMI and Lakeshore entered into five promissory notes for the principal amount of $80,000 each with zero interest rate.

On December 7, 2023, January 8, 2024, and February 6, 2024, NMI and Lakeshore entered into three promissory notes pursuant to which Lakeshore borrowed the principal amount of $20,000 each with zero interest rate.

As a result of the Merger, all loans to Lakeshore had been consolidated and eliminated on the Company’s unaudited condensed consolidated balance sheets.

Interest income for loan receivable – related parties amounted to $0 and $373 for the three months ended March 31, 2024 and 2023.

Short-term loans — related parties

On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024 and subsequently further extended to August 15, 2024. The loan balance as of March 31, 2024 and December 31, 2023 was $60,000 and $60,000. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. As of March 31, 2024 and December 31, 2023, the accrued interest of this loan was $8,402 and $7,186, respectively.

In December 2022, the Company signed two loans with Tie (James) Li, the Company’s CEO, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. The Company made $500,000 payments towards the loan on June 16, 2023. The $110,000 loan was further extended to February 15, 2024 and subsequently extended to August 15, 2024. The loan balance as of March 31, 2024 and December 31, 2023 was $110,000 and $110,000, respectively. The accrued interest of $110,000 loan as of March 31, 2024 and December 31, 2023 was $10,994 and $8,800, respectively.

On July 11, 2023, Lakeshore signed one loan with Tie (James) Li for a principal amount of $125,000 with 8% interest rate. This loan was required to be paid in full before November 11, 2023. On December 8, 2023, Lakeshore entered into a side letter to this loan agreement to extend the repayment to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. This loan was subsequently extended to September 15, 2024. As of March 31, 2024, accrued interest of this loan was $548.

On January 17, 2023, the Company and NMCayman, one of the stockholders of the Company, entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, and subsequently extended to August 15, 2024. As of March 31, 2024 and December 31, 2023, accrued interest of this loan was $30,751 and $24,276.

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, and subsequently extended to August 15, 2024. As of March 31, 2024 and December 31, 2023, the accrued interest of this loan was $28,501 and $22,500.

On April 1, 2023, NMI and NMCayman entered into a loan agreement for the principal amount of $160,000 with 8% interest rate. This loan had been paid in full on June 13, 2023.

Interest expense for short-term loan - related parties amounted to $16,056 and $19,868 for the three months ended March 31, 2024 and 2023.

Note 12 — Income taxes

As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended March 31, 2024 and 2023 were (0.1)% and 13.9%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

Note 13 — Equity

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

Shares issued in connection with the Company’s Merger on March 11, 2024:

Common Stock
Lakeshore’s shares outstanding prior to reverse recapitalization	2,241,500
Shares issued to private rights	35,150
Conversion of the Lakeshore’s public shares and rights	790,097
Shares issued to service providers	801,539
Bonus shares issued to in connection with Lakeshore loans *	66,000
Bonus shares issued to in connection with NMI loans *	100,000
Conversion of NMI’s shares into the Company’s ordinary shares	22,272,478
Total shares outstanding	26,306,764

*	In connection with the Merger, the Company, Lakeshore and NMI further entered into a Letter Agreement on November 15, 2023, a total of 125,000 shares of the Company’s common stock will be issued upon closing of the Merger in connection with certain transactions relating to the Merger: (i) 50,000 shares to Tie (James) Li and 50,000 shares to Zhiyi (Jonathan) Zhang (or 100,000 shares in the aggregate) in connection with their guarantees of the repayment of the Newtek Loan, which was loaned to a subsidiary of NMI with the principal amount of $3,700,000; (ii) 12,500 shares to Tie (James) Li and 12,500 shares to Deyin (Bill) Chen (or 25,000 shares in the aggregate) in connection with their loans to Lakeshore, each with the principal amount of $125,000 under separate but similar loan agreements); At the Close of Merger, additional shares of 16,000 and 25,000 were issued to Tie (James) Li and Prosperity Spring International Investment Management in connection with their loans to Lakeshore.

The shares were valued $10 per share, of which $1.0 million (100,000 shares awarded pertaining to loan guarantee for the Newtek loan) was expensed as finance expense in the Company unaudited condensed consolidated statements of operations for the period ended March 31, 2024. $660,000 was expensed in Lakeshore’s statements of operations and carried over as retained deficit after the Merger. The shares in connection with the loans have been issued during the close of the Merger.

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

Shares award to Mr. Hausman and Mr. Carpenter per Letter Agreement stated above has a fair value of $1.1 million and were expensed as compensation expenses according to vesting terms.

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

For the three months ended March 31, 2024, the Company recorded employment related stock compensation expenses of $171,897 and is included in the Company’s operating expenses.

Warrants

In connection with the reverse recapitalization, the Company has assumed 3,625,750 warrants outstanding, which consisted of 3,450,000 public warrants and 175,750 private warrants. Both of the public warrants and private warrant met the criteria for equity classification.

Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described below, commencing 30 days after the completion of its initial business combination, and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade.

The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” If a registration statement is not effective within 90 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise. If an initial business combination is not consummated, the warrants will expire and will be worthless.

In addition, if (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at a newly issued price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founders’ shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

Note 14 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2024 and December 31, 2023, $298,436 and $219,553, respectively, were deposited with various major financial institutions in the United States.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the three months ended March 31, 2024 and 2023, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 11— Related party transactions.

	For the three months ended March 31, 2024	As of March 31, 2024
	Percentage of Revenue	Percentage of Account Receivable
Customer C	<10%	18%
Customer G	<10%	41%
Customer H	<10%	16%
Customer I	<10%	13%
Iluminar	19%	23%
Customer J	15%	<10%

	For the three months ended March 31, 2023	As of December 31, 2023
	Percentage of Revenue	Percentage of Account Receivable
Customer C	21%	13%
Customer G	<10%	31%
Customer H	<10%	12%
Customer I	11%	10%
Iluminar	<10%	18%
Customer E	24%	<10%

During the three months ended March 31, 2024 and 2023, the major vendors of the Company are as below. Both Megaphoton and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 11— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the three months ended March 31, 2024	As of March 31, 2024
	Percentage of Purchase	Percentage of Account Payable
Megaphoton Inc.	<10%	52%
Uninet Global Inc.	<10%	27%
Vendor A	88%	<10%
Vendor C	11%	<10%

	For the three months ended March 31, 2023	As of December 31, 2023
	Percentage of Purchase	Percentage of Account Payable
Megaphoton	13%	62%
Uninet Global Inc.	<10%	20%
Vendor A	37%	<10%
Vendor D	30%	<10%

Note 15 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicle, offices and warehouses space in California, Pennsylvania and Texas. $388,210 and $503,089 of operating lease right-of-use assets and $430,765 and $517,356 of operating lease liabilities were reflected on the March 31, 2024 and December 31, 2023 financial statements, respectively.

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

On September 21, 2022, NMI entered into a month-to-month lease agreement for an office located in California. The term of the lease commenced on September 21, 2022. The monthly payment was $2,333. The lease was terminated in December 2023.

On May 28, 2023, Visiontech entered into a lease agreement for a vehicle. The leasing term began on May 28, 2023 and will terminate on April 28, 2025 with a first installment of $15,000 and then continuously monthly payment of $1,550.

Three Months Ended March 31, 2024 and 2023:

Lease cost	March 31, 2024	March 31, 2023
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$63,133	$127,559
Other information
Cash paid for amounts included in the measurement of lease liabilities	34,845	442,252
Weighted average remaining term in years	1.20	1.99
Average discount rate – operating leases	6.84%	6.07%

The supplemental balance sheet information related to leases for the period is as follows:

	As of March 31, 2024	As of December 31, 2023
Operating leases
Right of use asset	388,210	503,089

Lease Liability – current portion	368,003	359,459
Lease Liability – net of current portion	62,762	157,897
Total operating lease liabilities	$430,765	$517,356

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended March 31,	Operating Lease
2025	$385,697
2026	63,268
Less: Imputed interest/present value discount	(18,199)
Present value of lease liabilities	$430,765

Note 16 — Contingencies

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

On August 22, 2023, two separate lawsuits were filed against NMI and two of its wholly-owned subsidiaries: Visiontech Group Inc., a California corporation, and Hydroman Inc., a California corporation (collectively referred to as the “Defendants”) by Megaphoton. Megaphoton, a manufacturer and producer of artificial lighting equipment for use in agriculture and industrial applications, filed the lawsuits against the Defendants in Los Angeles Superior Court, asserting that the Defendants have breached a contract/guarantee agreement by failing to pay a total of $6,857,167, as per the terms of these agreements. NMI believes that there is no merit in the complaint and has filed a counter-suit against Megaphoton in Orange County Court, California, seeking affirmative relief on September 22, 2023. On March 5, 2024, Megaphoton filed requests to dismiss the cases against Hydroman and Visiontech in the Superior Court of Los Angeles.

On March 1, 2024 NMI was notified of a complaint in San Bernardino Superior Court by Vien Le, its former CFO, who was employed approximately 2 months. The lawsuit claims wrongful discharge, untimely payment of wages and other related items. The Company has retained counsel and believes it will successfully defend against this lawsuit.

Note 17— Subsequent events

On April 2, 2024, the Company entered into an investor relations consulting agreement with MZHCI LLC (“MZHCI”) pursuant to which MZHCI will provide investor relations services to the company and the agreement has a term of six months. The Company will pay $14,000 cash per month and to issue MZHCI 150,000 shares of restricted common stock, 75,000 shares will be vested immediately upon signing the agreement and 75,000 shares will vest on October 1, 2024. The fair value of the shares to be issued was approximately $143,000 at $0.95 per share. The 150,000 shares were issued on May 7, 2024.

On April 11, 2024, the Company entered into a lease agreement for an office located in California. The lease term was from May 1, 2024 to April 30, 2027. The lease payments are $8,528 per month for the period commencing May 1, 2024 and ending April 30, 2025, $8,784 per month for the period commencing May 1, 2025 and ending April 30, 2026, $9,047 per month for the period commencing May 1, 2026 and ending April 30, 2027.

On April 17, 2024, the Company entered into a term sheet (the “Merger Term Sheet”) with Agrify Corporation, a Nevada corporation and Nasdaq listed entity (NASDAQ: AGFY) (“Agrify”). Pursuant to the Merger Term Sheet, Nature’s Miracle expects to acquire Agrify through a reverse triangular merger or other similar structure (the “Proposed Merger”), of which, among other things, a merger subsidiary of the Company (the “Merger Sub”) will merge with and into Agrify, with Agrify being the surviving entity. Nature’s Miracle, the Merger Sub, and Agrify expects to enter into an Agreement and Plan of Merger (the “Merger Agreement”) which, among other things, provides that Nature’s Miracle will issue a certain number of shares of its common stock to the shareholders of Agrify in exchange for 100% of the outstanding shares of common stock of Agrify. Under the terms of the Merger Term Sheet, each shareholder of Agrify would be expected to receive approximately 0.45 of a share of Nature’s Miracle’s common stock for each share of Agrify’s common stock, subject to customary adjustments.

In connection with the closing of the Proposed Merger, Nature’s Miracle executed a separate term sheet related to the current debt of Agrify held by two entities, CP Acquisitions LLC (“CP”) and GIC Acquisition, LLC (“GIC”), each of which is controlled by Raymond Chang, Agrify’s Chairman and Chief Executive Officer (the “Debt Purchase Term Sheet”). Pursuant to the Debt Purchase Term Sheet, CP will convert $2,000,000 of the outstanding principal of a Senior Secured Convertible Note of Agrify in the principal amount of approximately $15,000,000 (the “Senior Note”). Nature’s Miracle will purchase the remaining post-conversion Senior Note from CP as follows: $3.0 million of the Senior Note principal amount will be purchased at the closing of the Merger. The remaining approximately $10.1 million of the Senior Note principal amount will be purchased for $7.0 million in cash due within twelve (12) months of the closing of the Merger.

Pursuant to the Debt Purchase Term Sheet, GIC will convert $1,000,000 of the outstanding principal of a Second Amended and Restated Junior Note of Agrify in the principal amount of approximately $1,000,000 at present and up to $2,000,000 at the closing of the Merger (the “Junior Note”). Pursuant to the Debt Purchase Term Sheet, the Company will purchase the Junior note for a purchase price payable in cash at the Closing equal to the outstanding principal balance thereof. The closing of the debt, is conditioned on customary closing conditions, including the execution of definitive documentation, the completion of due diligence, approval of the Company’s board, and the approval of the Merger Agreement by the board of the Company and the board of Agrify.

On April 26, 2024, the “Company received a notification letter (the “Notification Letter on MVPHS”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the minimum Market Value of Publicly Held Shares (the “MVPHS”) set forth in Nasdaq Listing Rule 5450(b)(2)(C) for continued listing on Nasdaq, which requires a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”), since the Company failed to meet the MVPHS Requirement for a period of 30 consecutive business days from March 13, 2024 to April 25, 2024. The Notification Letter on MVPHS has no immediate effect on the listing or trading of the common stock, par value $0.0001 per share, of the Company (“Common Stock”) on Nasdaq and, as of April 26, 2024, the Common Stock will continue to trade on Nasdaq under the symbol “NMHI.”

Additionally, on April 26, 2024, the Company received a separate notification letter (the “Notification Letter on MVLS”) from Nasdaq, indicating that the Company was no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) since the Company failed to meet the MVLS Requirement for a period of 30 consecutive business days from March 13, 2024 to April 25, 2024. The Notification Letter on MVLS has no immediate effect on the listing or trading of the Common Stock on Nasdaq and, as of April 26, 2024, the Common Stock will continue to trade on Nasdaq under the symbol “NMHI.”

The Company has a period of 180 calendar days, or until October 23, 2024, to regain compliance with the Requirements.

The Company intends to monitor the MVPHS Requirement and MVLS Requirement of its Common Stock and will consider implementing available options to regain compliance with the MVPHS Requirement and MVLS Requirement under the Nasdaq Listing Rules.

On May 2, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,240,150 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $807,500 was remitted to the Company, after the deduction of the total fees of $42,500. The Company agreed to pay a weekly installment of $41,000 for 31 weeks. The effective interest rate of this agreement was 93.05%. The Company use this loan to pay off $175,315 previous loan with Factor H that dated on October 23, 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

In February 2024 the Company started shipping a new product line of grow containers. These systems are indoor vertical farming units inside a traditional shipping container but equipped with temperature controls, multiple layers of growing space, L.E.D. lights, water controls and other systems. The Company has branded these “Growtainers” and “5 plus 1” representing five grow containers plus one container used as a control unit.

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

The importation of LED lighting and distribution of such equipment in the United States and Canada does not require strict government disclosures and technical inspections. The Company obtains local business permits to store in our main warehouses, obtain licenses to resell, and follows guidelines on packaging. Certain utility companies in the U.S. have programs that award rebates to heavy usage customers, some of which are in the indoor farming business. These customers are required to install LED lights with a minimum 50,000 hours life. There is also a performance requirement set by DesignLights Consortium, a non-profit energy improvement agency.

Sourcing

The Company has long-term relationships with suppliers in Asia. Our top three suppliers of LED equipment are American Agricultural Innovation Technology Inc., Solislike-Tech Co., Ltd., Dongguan ZSC Lighting Co., Ltd. Each supplier provides us net 30 to net 90 day terms. The Company has also been approached by established lighting companies based in Japan and Germany. On grow feed, fertilizers and nutrients, our potential suppliers are based in Europe and some in Asia. Our grow container product was jointly developed and manufactured by a company based in Shenzhen, China.

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

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2024 and 2023

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months Ended			Percentage
	2024	2023	Change	Change
Revenues	2,204,720	2,966,672	(761,952)	(25.7)%
Cost of revenues	1,892,403	2,669,412	(777,009)	(29.1)%
Gross profit	312,317	297,260	15,057	5.1%
Operating expenses	1,315,034	557,009	758,025	136.1%
Loss from operation	(1,002,717)	(259,749)	(742,968)	286.0%
Total other expense, net	(1,302,389)	(399,280)	(903,109)	226.2%
Loss before income taxes	(2,305,106)	(659,029)	(1,646,077)	249.8%
Total provision for (benefit of) income taxes	1,700	(91,650)	93,350	(101.9)%
Net Loss	(2,306,806)	(567,379)	(1,739,427)	306.6%
Gross profit % of revenues	14.2%	10.0%
Net Loss % of revenues	(104.6)%	(19.1)%

Revenue

Revenue for the three months ended March 31, 2024 decreased 25.7% to $2,204,720 as compared to $2,966,672 for the three months ended March 31, 2023. Revenue decreased due to slower customer demand and more competitive market. The industry as a whole slowed down versus last year due to lower prices of commodities sold in the indoor growing market.

For the three months ended March 31, 2024 and 2023, we had 64 and 70 customers, respectively. Average revenue per customer for the three months ended March 31, 2024 and 2023 were approximately $34,449 and $42,381, respectively. Our revenue from top 5 customers for the three months ended March 31, 2024 was approximately $1.3 million compared to approximately $2.1 million for the three months ended March 31, 2023, representing a decrease of 38.0%. The lower number of customers and lower average sale is reflective of lower industry demand, lower prices of commodities grown in indoor farming market which in turn influences capital expenditures, e.g. for lighting equipment, at the customer level.

Another factor for the decline in average revenue customer and top 5 customers is due to 1) higher interest rate environment in North America which led to higher borrowing costs for customers which in turn cut back on spending on new equipment; 2) we have to lower some of our product price due to competition as a result of slower customer demand due to overall slower economic activity.

We expect these significant decreases in revenue to be temporary as we consider the commodity price fluctuation to have bottomed and is on an upswing in 2024. As a long-term player in the industry, our staff have been in constant communication with customers on their lighting and indoor farming needs and monitor their plans to replenish old equipment and related components as well us in building new facilities. The Company has also hired a new director of sales in January 2024 plus in March of 2024 hired a new sales representative in northern California and another hired on the east coast.

Also, our principal business is in CEA industry which rapidly expanding due to growing consumer demand for low-environmental-impact food, local food systems, and improved accessibility to high-quality produce with shorter supply chains. In addition, our access to capital market will allow us to expend significant resources to compete, increase our product supply and develop new products and new market. Starting in 2023, the Company has two customers supplying LED lighting to growers that apply to rebate programs with utility companies. Utility companies are incentivizing volume users of electricity to convert to LED lighting by providing rebates. The rebate process can take time to verify and document by Utility companies resulting in payments of 60 to 120 days. The Company believes the credit quality of rebate payers more than offset the risk of long collection turnover of receivables. For the three months ended March 31, 2024 and 2023, the Company has sold via these programs with total sales to four customers of approximately $383,054 and nil, respectively.

Costs of Revenue

Costs of revenue for the three months ended March 31, 2024 decreased 29.1% to $1,892,403 as compared to $2,669,412 for the three months ended March 31, 2023. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to slower customer demand.

Gross (loss) Profit

Gross profit was $312,317 for the three months ended March 31, 2024 and gross profit was $297,260 for the year ended March 31, 2023. The gross margin for the three months ended March 31, 2024 increase to 14.2% from 10.0% for the three months ended March 31, 2023. The increase was due to higher sales of our branded products which has higher margin.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 increased 136.1% to $1,315,034 as compared to $557,009 for the three months ended March 31, 2023. The increase was mainly due to increased payroll and compensation expense of $356,088, which was attributed to increased compensation expenses provided to executives and key employees, increased professional fees and increased stock compensation expense of $171,897. The Company started its listing on Nasdaq in March 2024 and started paying director’s and officer’s insurance, additional costs in public relations, increased stock compensation costs to employees and outsourced providers.

Pursuant to a Letter Agreement entered on November 15, 2023, a total of 110,000 shares of our common stock will be issued upon closing of the merger in connection with certain transactions relating to our employment agreements, including: (i) 10,000 shares to Charles Jourdan Hausman in connection with his appointment as a board member with us and (ii) 100,000 shares to Darin Carpenter in connection with an employment agreement with us. The shares were valued at approximately $1.1 million and were expensed as general and administrative expenses in accordance with the service period.

Pursuant to board resolution dated March 24, 2024, certain key employees were approved for stock incentives including George Yutuc (Chief Financial Officer), Kirk Collins (Director of Sales), and Amber Wang (Controller). Each can receive shares that vest over time of 100,000, 50,000 and 50,000 shares, respectively. Each of these employees have signed an employment agreement that reflects such shares and unique vesting schedules. The fair value of the shares to be issued was approximately $178,000 at $0.89 per share and were expensed as general and administrative expenses in accordance with the service period.

Total stock compensation expenses for employees amounted to $171,897 for the three months ended March 31, 2024.

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

Other Expenses

Other expenses primarily consist of net interest expense and non-cash finance expense. Other expenses for the three months ended March 31, 2024 was $1,302,389 as compared to other expense of $399,280 for the three months ended March 31, 2023. The increase was mainly due to the non-cash finance expense of $1.0 million.

Interest expense for the three months ended of March 31, 2024 decreased 24.2% to $302,389 as compared to $398,910 for the three months ended of March 31, 2023. The principal reason of decrease of interest expense is the company paid off most of receivable factoring loans of approximately $1.5 million in June 2023.

Pursuant to a Letter Agreement entered on November 15, 2023, a total of 100,000 shares of our common stock will be issued upon closing of the merger in connection with certain transactions relating to merger including: (i) 50,000 shares to Tie (James) Li and 50,000 shares to Zhiyi, Zhang (or 100,000 shares in the aggregate) in connection with their guarantees of the repayment of the Newtek Loan, which was loaned to a subsidiary of us with the principal amount of $3,700,000; The shares were valued at approximately $1.0 million and was expensed as non-cash finance expenses after consummation of the Merger.

Income Tax Expense (Benefit)

Our income tax expense was amounted to $1,700 for the three months ended March 31, 2024 and our income tax benefit was amounted to $91,650 for the three months ended March 31, 2023.

The effective tax rate for the three months ended March 31, 2024 and 2023 were (0.1)% and 13.9%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

Net Loss

Net loss for the three months ended March 31, 2024 was $2,306,806 as compared to net loss of $567,379 for the three months ended March 31, 2023, representing an increase of $1,739,427. The increase in net loss for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to lower revenue, increased salaries and compensation expense and stock compensation expense after merger.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of March 31, 2024, we had approximately $0.3 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $11.4 million as of March 31, 2024.

On May 2, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,240,150 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $807,500 was remitted to the Company, after the deduction of the total fees of $42,500. The Company agreed to pay a weekly installment of $41,000 for 31 weeks. The effective interest rate of this agreement was 93.05%. The Company use this loan to pay off $175,315 previous loan with Factor H that dated on October 23, 2023.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. In addition, we had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

●	financial support from our related parties and shareholders;

●	other available sources of financing from banks and other financial institutions;

●	equity financing through capital market

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

The unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $0.8 million for the three months ended March 31, 2024, which was mainly due to our net loss of approximately $1.0 million after adjustment of non cash items and payment of accounts payable of approximately $0.7 million offset by cash inflow of approximately $0.4 million from accounts receivables as we increased our collection effort and approximately $0.4 million as we used more on hand inventory.

Net cash used in operating activities was approximately $0.5 million for the three months ended March 31, 2023, which was mainly net loss of $0.5 million after adjustment of non-cash items and payment to vendors of approximately $1.5 million and accounts receivable of approximately $0.2 million, offset by our cash inflow of approximately $1.7 million of inventory as we used more inventory on hand.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities amount to approximately $40,000 which was primarily for loan to Lakeshore of $40,000 prior to the Merger, offset by net proceed from reverse recapitalization of $197.

For the three months ended March 31, 2023, net cash provided by investing activities amounted to $52,949, cash outflow was primarily for loan to related parties of $80,000, offset by loan repayment from third parties of $132,949.

Currently we have no capital commitment regarding the manufacturing facility in US or Canada.

Financing Activities

Net cash provided by financing activities was approximately $0.9 million for the three months ended March 31, 2024. The main reason for the increase in net cash provided was primarily a result of net proceeds from short-term loan from a third party of $1.4 million, offset by payments of deferred offering costs of approximately $0.3 million, repayments on long term loans which are mainly our car and mortgage loan of approximately $65,000, repayments on short-term loan from third parties of approximately $0.2 million.

Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2023. The main reason for the decrease in net cash was primarily a result of payment of deferred offering costs of $0.1 million and repayment in the amount of $0.6 million on short-term loans offset by short-term borrowing from related parties in the amount of approximately $0.6 million.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 3 to our unaudited condensed consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements.

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

We are a growing agriculture technology company providing CEA hardware products to growers in the controlled environment agriculture industry setting in North America.  Majority of our products were grow lights and related products for the indoor growing settings. Starting from first quarter of 2024, we also provide indoor grow containers to our customers.

Our contracts with customers where the amounts charged per product is fixed and determinable, the specific terms of the contracts were agreed on by us including payment terms which are typically 30 to 60 days for existing customers and prepaid for most new customers. In certain contracts involving customers that entered into rebate programs with utility companies for using LED lighting, payment term ranges from 60 to 120 days.

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

We evaluate the criteria of ASC 606 — Revenue Recognition Principal-Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs, or the net amount earned as commissions.

We ship the products according to shipping terms on the purchase order or sales order. Once delivery is complete, we then send an invoice to the customer according to the quantity and price of shipment.

We evaluate the indicators of control in accordance with ASU 2016-08: 1) We are the most visible entity to customers and assumes fulfilment risk and risks related to the acceptability of products, including addressing customer inquiries directly and handling of product returns or refunds directly if any. For grow light products, we have our own brand for marketing. For indoor grow containers products, we are also involved in the design and technical specification of the products to meet requirement in the US market. 2) We assume inventory risk either through storing the products in our own warehouses; or for drop shipments directly from vendors, we take the title from vendors through inspection and acceptance and are responsible for product damage during shipment period prior to acceptance of our customers and are also responsible for product return if the customer is not satisfied with the products. 3) We determine the resale price of the products. 4) We are the party that direct the use of the inventory and can prevent the vendor from transferring the product to a customer or to redirect the products to a different customer, after evaluating the above scenario, we consider ourselves the principal of these arrangements and records revenue on a gross basis.

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

Recently adopted accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. We adopted the ASU on January 1, 2023 and the adoption of this ASU does not have a material effect on our unaudited condensed consolidated financial statements.

Recently issued accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our unaudited condensed consolidated financial statements and related disclosures.

Except as mentioned above, we do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; and (viii) a lack of controls over income tax. Following the identification of the material weaknesses and control deficiencies, we plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. generally accepted accounting principles (“GAAP”) and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, establishing an audit committee and strengthening corporate governance.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended March 31, 2024 except as described below.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in the Registration Statement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Subsequent Events

On April 17, 2024, the Company entered into a term sheet (the “Merger Term Sheet”) with Agrify Corporation, a Nevada corporation and Nasdaq listed entity (NASDAQ: AGFY) (“Agrify”). Pursuant to the Merger Term Sheet, the Company expects to acquire Agrify through a reverse triangular merger or other similar structure (the “Proposed Merger”), of which, among other things, a merger subsidiary of the Company (the “Merger Sub”) will merge with and into Agrify, with Agrify being the surviving entity. Nature’s Miracle, the Merger Sub and Agrify expect to enter into an Agreement and Plan of Merger (the “Merger Agreement”) which, among other things, provides that the Company will issue a certain number of shares of its common stock to the shareholders of Agrify in exchange for 100% of the outstanding shares of common stock of Agrify.

Under the terms of the Merger Term Sheet, each shareholder of Agrify would be expected to receive approximately 0.45 of a share of Nature’s Miracle’s common stock for each share of Agrify’s common stock, subject to customary adjustments. Upon closing of the Proposed Merger, Raymond Chang, Chief Executive Officer and Chairman of the Board of Directors of Agrify, will assume the role as the President of the Agrify division of Nature’s Miracle and will join the Board of Directors of the Company. In addition to Mr. Chang, one other member of the Agrify Board of Directors will join the Board of Directors of the Company upon the closing of the Proposed Merger, who must qualify as an independent director pursuant to the Listing Rules of The Nasdaq Stock Market LLC (“Nasdaq”). The Proposed Merger is expected to close no later than six (6) months following the execution of the Merger Agreement, subject to the closing conditions.

Pursuant to the Merger Term Sheet, the Company agreed to purchase (i) $500,000 of horticultural LED lighting goods from Agrify, the payment terms of which will be finalized and the purchase order will be issued within 10 days from April 17, 2024 and (ii) prior to the closing of the Proposed Merger, a minimum of $750,000 of horticultural LED lighting goods from Agrify inclusive of the $500,000 purchase order.

The closing of the Merger is subject to customary conditions precedent including the execution of definitive documentation for the transaction, the completion of mutually satisfactory due diligence, approval of board of directors of the Company and Agrify, approval of the shareholders’ of Agrify and if required the Company, purchase of certain outstanding debt of Agrify (as further discussed below) and the declaration of effectiveness of a Registration Statement on Form S-4 filed in connection with the Merger.

In connection with the closing of the Proposed Merger, the Company executed a separate term sheet related to the current debt of Agrify held by two entities, CP Acquisitions LLC (“CP”) and GIC Acquisition, LLC (“GIC”), each of which is controlled by Raymond Chang, Agrify’s Chairman and Chief Executive Officer (the “Debt Purchase Term Sheet”).

Pursuant to the Debt Purchase Term Sheet, CP will convert $2,000,000 of the outstanding principal of a Senior Secured Convertible Note of Agrify in the principal amount of approximately $15,000,000 (the “Senior Note”). The Company will purchase the remaining post-conversion Senior Note from CP as follows: (i) $3.0 million of the Senior Note principal amount will be purchased at the closing of the Merger and (ii) the remaining approximately $10.1 million of the Senior Note principal amount will be purchased for $7.0 million in cash due within twelve (12) months of the closing of the Merger.

Pursuant to the Debt Purchase Term Sheet, GIC will convert $1,000,000 of the outstanding principal of a Second Amended and Restated Junior Note of Agrify in the principal amount of approximately $1,000,000 at present and up to $2,000,000 at the closing of the Merger (the “Junior Note”). Pursuant to the Debt Purchase Term Sheet, the Company will purchase the Junior note for a purchase price payable in cash at the Closing equal to the outstanding principal balance thereof. The closing of the debt, is conditioned on customary closing conditions, including the execution of definitive documentation, the completion of due diligence, approval of the Company’s board, and the approval of the Merger Agreement by the board of the Company and the board of Agrify.

On May 1, 2024 the Company started an office lease in Ontario, California for corporate offices which requires a monthly payment of $8,528 for three years.

On May 8, 2024 the Company’s transfer agent issued 150,000 restricted shares of NMHI stock to the MZ Group in connection with the terms of their public relations services and consulting agreement dated April 2, 2024.

On May 11, 2024 the Board of Directors of the Company met to approve the Merger Agreement and Purchase of Debt Agreement in connection with the acquisition of Agrify Corp. The vote ratifying and approving was unanimous.

There have been no other events or transactions during this time which would have a material effect on these financial statements.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
2.1#†	Merger Agreement dated as of September 9, 2022, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
2.2#	Amendment No. 1 to Merger Agreement dated as of June 7, 2023, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
2.3#	Amendment No. 2 to Merger Agreement dated as of December 8, 2023, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
3.1#	Amended and Restated Certificate of Incorporation of the Company.
3.2#	Amended and Restated Bylaws of the Company.
4.1#	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
4.2#	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
4.3#	Warrant Agreement dated as of March 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
4.4#	Rights Agreement dated as of March 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
10.1#	Form of Indemnification Agreement entered into between the Company and each of the Company’s officers and directors on March 11, 2024.
10.2#	Registration Rights Agreement dated as of March 11, 2024, by and between the Company and each party listed under Holder on the signature pages thereto.
10.3#	Form of Lock-Up Agreement entered into between the Company and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022).
10.4#	Form of Non-Competition and Non-Solicitation Agreement.
10.5+	Nature’s Miracle Holding Inc. 2024 Equity Incentive Plan.
10.6##	Term Sheet dated as of April 17, 2024, between the Company and Agrify Corporation.
10.7##	Term Sheet dated as of April 17, 2024, between the Company, CP Acquisitions LLC and GIC Acquisition, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

#	Incorporated by reference to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 15, 2024.

##	Incorporated by reference to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 22, 2024.

+	Indicates management contract or compensatory plan.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S MIRACLE HOLDING INC.

Dated: May 15, 2024	/s/ Tie (James) Li
Tie (James) Li
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2024	/s/ George Yutuc
George Yutuc
Chief Financial Officer (Principal Financial and Accounting Officer)