Form 10-Q
period 2024-06-30
Nature's Miracle Holding Inc.
filed 2024-08-14
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41977

NATURE’S MIRACLE HOLDING INC.

(Exact name of registrant as specified in its charter)

Delaware	88-3986430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3281 E. Guasti Rd. Suite 175 Ontario, CA 91761	(909) 218-4601
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NMHI	The Nasdaq Stock Market LLC

Warrants to purchase Common Stock, at an exercise price of $11.50 per share	NMHIW	The Nasdaq Stock Market LLC

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

As of August 13, 2024, the registrant had a total of 31,636,751 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$30,532	$221,760
Accounts receivable, net	2,053,678	1,236,248
Accounts receivable - related parties, net	717,835	305,669
Inventories, net	4,169,333	5,046,084
Prepayments and other current assets	347,465	139,734
Loans receivable - related parties	-	460,000
Total Current Assets	7,318,843	7,409,495

NON-CURRENT ASSETS
Security deposit	27,633	47,633
Right-of-use assets, net	578,179	503,089
Cost method investment	1,000,000	1,000,000
Property and equipment, net	4,326,552	4,406,272
Deferred offering costs	-	833,932
Total Assets	$13,251,207	$14,200,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$2,928,183	$509,443
Short-term loans - related parties	908,255	783,255
Current portion of long-term debts	284,493	268,805
Accounts payable	8,875,916	8,034,044
Accounts payable - related parties	2,713,074	2,758,074
Other payables and accrued liabilities	3,385,079	1,351,951
Other payables - related parties	292,157	257,954
Operating lease liabilities - current	460,311	359,459
Tax accrual	452,725	340,628
Deferred income - Contract liabilities	64,069	118,909
Total Current Liabilities	20,364,262	14,782,522

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,833,562	5,979,939
Operating lease liabilities, net of current portion	184,147	157,897
Total Non-Current Liabilities	6,017,709	6,137,836

Total Liabilities	26,381,971	20,920,358

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred Stock ($0.0001 par value, 1,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	-	-
Common Stock ($0.0001 par value,100,000,000 shares authorized, 26,456,764 and 22,272,478 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)*	2,645	2,227
Additional paid-in capital	1,894,563	1,526,773
Accumulated deficit	(15,026,864)	(8,247,862)
Accumulated other comprehensive loss	(1,108)	(1,075)
Total Stockholders’ Deficit	(13,130,764)	(6,719,937)

Total Liabilities and Stockholders’ Deficit	$13,251,207	$14,200,421

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE (including related party revenue of $588,720 and $25,097 for the three months ended June 30, 2024 and 2023; $994,098 and $25,097 for the six months ended June 30, 2024 and 2023)	$3,404,967	$1,943,528	$5,609,687	$4,910,200

COST OF REVENUE	2,952,747	1,843,257	4,845,150	4,512,669

GROSS PROFIT	452,220	100,271	764,537	397,531

OPERATING EXPENSES:
Selling, general and administrative	1,540,983	458,037	2,684,120	1,015,046
Stock compensation expenses	195,908	-	367,805	-
Total operating expenses	1,736,891	458,037	3,051,925	1,015,046

LOSS FROM OPERATIONS	(1,284,671)	(357,766)	(2,287,388)	(617,515)

OTHER EXPENSES
Interest (expense) income, net	(486,586)	38,890	(788,975)	(360,020)
Non cash finance expense	-	-	(1,000,000)	-
Loss on loan extinguishment	-	(233,450)	-	(233,450)
Other expenses	3,738	6,716	3,738	6,346
Total other expense, net	(482,848)	(187,844)	(1,785,237)	(587,124)

LOSS BEFORE INCOME TAXES	(1,767,519)	(545,610)	(4,072,625)	(1,204,639)

PROVISION FOR (BENEFIT OF) INCOME TAXES	800	(139,040)	2,500	(230,690)

NET LOSS	$(1,768,319)	$(406,570)	$(4,075,125)	$(973,949)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(83)	(65)	(33)	791
COMPREHENSIVE LOSS	$(1,768,402)	$(406,635)	$(4,075,158)	$(973,158)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	26,414,009	22,272,478	24,793,466	22,272,478

LOSS PER SHARE
Basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.04)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	deficit	loss	Total
BALANCE, December 31, 2023	-	$-	22,272,478	$2,227	$1,526,773	$(8,247,862)	$(1,075)	$(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	4,034,286	403	-	(2,703,877)	-	(2,703,474)
Stock compensation expense	-	-	62,740	6	171,891	-	-	171,897
Shares to be issued for stock compensation	-	-	(62,740)	(6)	6	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	50	50
Net loss	-	-	-	-	-	(2,306,806)	-	(2,306,806)
BALANCE, March 31, 2024 (Unaudited)	-	$-	26,306,764	$2,630	$1,698,670	$(13,258,545)	$(1,025)	$(11,558,270)
Stock compensation expense	-	-	162,465	16	195,892	-	-	195,908
Shares to be issued for stock compensation	-	-	(12,465)	(1)	1	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	(83)	(83)
Net loss	-	-	-	-	-	(1,768,319)	-	(1,768,319)
BALANCE, June 30, 2024 (Unaudited)	-	$-	26,456,764	$2,645	$1,894,563	$(15,026,864)	$(1,108)	$(13,130,764)

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	deficit	loss	Total
BALANCE, December 31, 2022	-	$-	22,272,478	$2,227	$1,526,773	$(909,691)	$(1,863)	$617,446
Foreign currency translation adjustments	-	-	-	-	-	-	856	856
Net loss	-	-	-	-	-	(567,379)	-	(567,379)
BALANCE, March 31, 2023 (Unaudited)	-	$-	22,272,478	$2,227	$1,526,773	$(1,477,070)	$(1,007)	$50,923
Foreign currency translation adjustments	-	-	-	-	-	-	(65)	(65)
Net loss	-	-	-	-	-	(406,570)	-	(406,570)
BALANCE, June 30, 2023 (Unaudited)	-	$-	22,272,478	$2,227	$1,526,773	$(1,883,640)	$(1,072)	$(355,712)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,075,125)	$(973,949)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	79,720	83,388
Allowance for credit losses	24,391	789
Amortization of operating right-of-use asset	155,295	204,732
Amortization of debt issuance cost	-	73,782
Deferred taxes benefits	-	(242,908)
Loss on loan extinguishment	-	233,450
Loss on early termination of right-of-use asset	-	33,423
Stock compensation expenses	367,805	-
Non cash finance expense	1,000,000	-
Change in operating assets and liabilities:
Accounts receivable	(1,253,986)	(105,364)
Inventories	876,751	2,242,101
Prepayments and other current assets	(207,731)	89,676
Security deposit	20,000	49,960
Accounts payable	796,876	(1,775,240)
Other payables and accrued liabilities	485,314	(68,251)
Accrued interest payable - related parties	34,203	26,033
Operating lease liabilities	(103,284)	(260,484)
Tax accrual	112,097	12,597
Deferred income - Contract liabilities	(54,841)	(121,006)
Net cash used in operating activities	(1,742,515)	(497,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the reverse recapitalization	1,120,177	-
Payments of transaction costs incurred by Lakeshore	(1,044,980)	-
Repayments of promissory note – related party of Lakeshore	(75,000)	-
Loan to related parties	-	(150,000)
Loan to Lakeshore	(40,000)	-
Loan repayment from third parties	-	132,913
Net cash used in investing activities	(39,803)	(17,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(266,925)	(533,929)
Long-term loan borrowing	-	3,338,546
Repayments on long-term loan	(130,689)	(54,999)
Short-term loan borrowing from third parties	2,487,500	4,812
Repayments on short-term loan from third parties	(498,760)	(1,763,814)
Short-term loan borrowing from related parties	-	773,255
Repayments on short-term loan from related parties	-	(700,000)
Borrowings from other payables - related parties	-	1,000
Net cash provided by financing activities	1,591,126	1,064,871

EFFECT OF FOREIGN EXCHANGE ON CASH	(36)	792

CHANGES IN CASH	(191,228)	551,305

CASH AND CASH EQUIVALENT, beginning of period	221,760	810,371

CASH AND CASH EQUIVALENT, end of period	$30,532	$1,361,676

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,315	$5,379
Cash paid for interest	$604,512	$185,981

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$285,185	$46,284
Long term investment converted from accounts receivable	$-	$1,000,000
Derecognition of early termination of right-of-use asset	$-	$144,602
Derecognition of early termination of operating lease liabilities	$-	$152,179
Reduce of right-of-use asset and operating lease liabilities based on modification	$54,800	$-
Accumulated deficit acquired upon the reverse recapitalization	$1,603,020	$-
Deferred offering cost converted to APIC upon the reverse recapitalization	$1,100,857	$-

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

On August 18, 2022, NMI acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of NMI, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, NMI has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of NMI. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation as of June 30, 2024.

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

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of June 30, 2024 and December 31, 2023, the Company had approximately $31,000 and $0.2 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $13.0 million and $7.4 million as of June 30, 2024 and December 31, 2023.

On July 3, 2024, the Company signed four convertible note investment agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $0.442. $410,000 had been deposited into the Company’s bank account in July 2024.

On July 16, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a certain investor (the “Purchaser”) pursuant to which the Company sold, in a private placement (the “July 2024 Offering”), a $180,000 convertible note (the “July 2024 Note” and, the shares underlying the July 2024 Note, the “July 2024 Note Shares”) with an original issue discount of $27,500 and warrant (the “July 2024 Warrant”) to purchase up to 217,500 shares of common stock (the “July 2024 Warrant Shares”) at an exercise price of $0.87 per share. As consideration for entering into the Securities Purchase Agreement, the Company issued a total of 180,000 shares (the “Commitment Shares”) to the Purchaser on July 19, 2024. The July 2024 Warrant is exercisable on July 17, 2024 until five years from July 17, 2024. On July 30, 2024, the note was terminated as a result of the Company’s full payment of the note’s principal amount and accrued interest and other fees in the total amount of $212,400. As a result, all obligations under the note have been satisfied, and the note is no longer outstanding.

On July 25, 2024, the Company entered into an underwriting agreement with EF Hutton LLC as the underwriter, relating to a firm commitment underwritten public offering of 5,000,000 units (the “Units”) consisting of (i) one share of common stock, par value $ 0.0001 per share (“Common Stock”) and (ii) one Series A Warrant to purchase one share of Common Stock (“Warrant”) at a public offering price of $0.24 per Unit, for aggregate gross proceeds of $1.2 million, prior to deducting underwriting discounts and other offering expenses. The closing of the offering occurred on July 29, 2024.

On August 13, 2024, the Company entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount; with additional tranches of financing of up to $1.0 million in the aggregate during the next twelve months subject to further agreement by and between Diagonal and the Company. The initial funding shall be payable in 10 equal monthly installments of $20,350. In the event of default, the note has convertibility provisions.

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

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of June 30, 2024 and December 31, 2023, no allowance for doubtful account was recorded.

Accounts receivable, net

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. During the three and six months ended June 30, 2024, there was no inventory impairment loss recorded. During the three and six months ended June 30, 2023, there was no inventory impairment loss recorded.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore during the three and six months ended June 30, 2024, the Company did not record any impairment charges for its investments. During the three and six months ended June 30, 2023, the Company did not record any impairment charges for its investments.

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

Transaction prices are mostly fixed. In some contracts, when determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less. The Company had one contract with customer with installment payment terms of up to 16 months. The difference between the contract price and the Company’s cash selling price of the same products are recognized as interest income over the term of the payments. Interest income amounted to $44,239 and $78,385 during the three and six months ended June 30, 2023, respectively. This contract was terminated on July 12, 2023.

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

The Company’s disaggregate revenue stream by products are summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Grow light	$3,404,967	$1,943,528	$5,465,906	$4,910,200
Indoor grow containers	-	-	143,781	-
Total revenues	$3,404,967	$1,943,528	$5,609,687	$4,910,200

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of Deferred income — contract liabilities consisted of the following as of the date indicated:

	As of June 30, 2024	As of December 31, 2023
Beginning balance	$118,909	$808,118
Prepayments from customers	470,967	1,370,836
Recognized as revenues	(525,807)	(2,060,045)
Ending balance	$64,069	$118,909

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

Loss per share

Basic loss per share is computed by dividing net loss attributable to holders of common stock by the weighted average number of common stock outstanding during the year. During the three and six months ended June 30, 2024, basic and diluted loss per share are the same because the Company had net loss for the periods. During the three and six months ended June 30, 2023, basic and diluted loss per share are the same because the Company had net loss for the periods.

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

The carrying amount of the assets and liabilities are as follows:

As of June 30, 2024
Cash	$1,046
Prepaid expense	1,800
Property and equipment, net	4,180,504
Total assets	$4,183,350

Current portion of long-term debt	$82,374
Long-term debt, net of current portion	2,730,266
Accrued expenses	398
Intercompany payable to Visiontech	1,367,078
Total liabilities	$4,180,116

The operating results of VIE included in the unaudited condensed consolidated statements of operations are as follows for the period indicated:

	For the three months ended June 30, 2024	For the six months ended June 30, 2024
Revenue*	$83,211	$166,421
Selling, general and administrative	(27,840)	(82,450)
Interest expense	(25,414)	(51,034)
Income tax	-	(1,700)
Net income	$29,957	$31,237

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the unaudited condensed consolidated statements of operations.

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

The following table reconcile the elements of the reverse recapitalization to the unaudited condensed consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

As of March 11, 2024
Funds held in Lakeshore’s trust account	$15,067,702
Funds held in Lakeshore’s operating cash account	198
Less: amount paid to redeem public shares of Lakeshore’s ordinary shares	(13,947,723)
Proceeds from the reverse recapitalization	1,120,177
Less: payments of transaction costs incurred by Lakeshore	(1,044,980)
Less: repayments of promissory note – related party of Lakeshore’	(75,000)
Less: notes assumed from Lakeshore	(555,000)
Less: liability assumed from Lakeshore	(1,547,814)
Less: transaction costs paid by NMI	(1,100,857)
Add: receivable assumed from Lakeshore	500,000
Net liabilities assumed from issuance of common stock upon the Merger, balance classified to retained deficit	$(2,703,474)

Note 6 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of June 30, 2024	As of December 31, 2023
Accounts receivable	$2,737,042	$1,906,222
Less: allowance for credit losses	(683,364)	(669,974)
Subtotal accounts receivable, net	2,053,678	1,236,248
Accounts receivable - related parties	717,835	305,669
Total accounts receivable, net	$2,771,513	$1,541,917

Provision for credit losses were $14,176 and $24,391 during the three and six months ended June 30, 2024, respectively.

(Recovery) provision for credit losses were $(23,401) and $789 during the three and six months ended June 30, 2023, respectively.

Movement of allowance:

Movement of allowance for credit losses consisted of the following as of the date indicated:

	June 30, 2024	December 31, 2023
Beginning balance	$669,974	$259,690
Addition	24,391	907,021
Recovery/write-off	(11,001)	(496,737)
Ending balance	$683,364	$669,974

Note 7 — Loans Receivable

In September 2022, Visiontech and CGGP, LLC (“CGGP”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $123,688. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totaled $21,038. For the three and six months ended June 30, 2023, the Company paid $0 and $62,383, respectively. This loan has been paid off on March 17, 2023.

In September 2022, Visiontech and NewCo Vision, LLC (“NewCo”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $139,840. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totaled $23,785. For the three and six months ended June 30, 2023, the Company paid $0 and $70,530, respectively. This loan has been paid off on March 17, 2023.

Note 8 — Cost method investment

Cost method investment consist of the following:

	As of June 30, 2024	As of December 31, 2023
10% Investment of Iluminar	$1,000,000	$1,000,000
Total	$1,000,000	$1,000,000

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. As of June 30, 2024, the shares were issued to the Company. No identified event or change in circumstances that would have a significant adverse effect on the value of investment and the Company determined no impairment was deemed necessary as of June 30, 2024.

Note 9 — Property and equipment, net

Property and equipment, net consist of the following:

	As of June 30, 2024	As of December 31, 2023
Trucks & Automobiles	$285,099	$285,099
Machinery & Equipment	67,847	67,847
Building	3,465,230	3,465,230
Land	930,000	930,000
Subtotal	4,748,176	4,748,176
Less: accumulated depreciation	(421,624)	(341,904)
Total	$4,326,552	$4,406,272

Depreciation expense during the three and six months ended June 30, 2024 amounted to $39,860 and $79,720, respectively.

Depreciation expense during the three and six months ended June 30, 2023 amounted to $41,694 and $83,388, respectively.

Note 10 — Loans payable

Short-term loans:

Short-term loans consist of one account receivable factoring agreement, one subordinated business loan, three third parties loans as of June 30, 2024.

Short-term loans consist of one account receivable factoring agreement and one individual loan as of December 31, 2023.

On October 23, 2023, NMI, Visiontech and Hydroman (collectively “Merchants”) entered into a standard merchant cash advance agreement with Factor H. The Company sold $768,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $503,500 was remitted to the Company, after the deduction of the total fees of $26,500. The Company agreed to pay a weekly installment of $22,814.84 for 32 weeks with a final extra payment of $38,500. The effective interest rate of this agreement was 85.36%. For the three and six months ended June 30, 2024, the Company paid $227,493 and $409,443 principal of the loan.

On May 2, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,240,150 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $807,500 was remitted to the Company, after the deduction of the total fees of $42,500. The Company agreed to pay a weekly installment of $41,000 for 31 weeks. The effective interest rate of this agreement was 93.05%. The Company use this loan to pay off $175,315 previous loan with Factor H that dated on October 23, 2023. For the three and six months ended June 30, 2024, the Company paid $70,125 and $70,125 principal of the loan.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. As of June 30, 2024 and December 31, 2023, outstanding balance amounted to $737,375 and $409,443, respectively.

On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan balance as of June 30, 2024 and December 31, 2023 was $100,000 and $100,000, respectively.

On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025.

On February 10, March 28, June 5, June 27, September 22, December 22, 2023 and February 20, 2024, Lakeshore entered into seven promissory notes with RedOne Investment Limited (“Redone”) to which Lakeshore borrowed an aggregate principal amount of $380,000 with zero interest rate. On July 11, 2023, Lakeshore entered into a loan agreement with Deyin Chen (Bill) to which Lakeshore borrowed a principal amount of $125,000 with an annual interest rate of 8%. This loan was extended to March 11, 2024 with interest waived pursuant to a Side Letter to the loan agreements dated December 8, 2023. A payment of $75,000 was made upon close of the Merger on March 11, 2024 and the loan balance was $50,000 after the payment.

On March 11, 2024, NMI, Redone and Deyin Chen (Bill) entered into agreement that $50,000 owed to Deyin Chen (Bill) will be assigned to Redone and the Company will assume the outstanding balance of the loan of $430,000, The loan shall bear interest of 8% per annum. $50,000 initially shall be paid by the Company no later than first month anniversary of March 11, 2024, further extended to May 31, 2024 and had been paid on July 29, 2024. Second payment of $150,000 shall be paid by September 11, 2024 and the last payment of $230,000 shall be paid by December 11, 2024, Interest expenses of approximately $5,695 and $7,595 was accrued during the three and six months ended June 30, 2024, respectively.

On June 6, 2024, the Merchants entered into a subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $288,750, including the administrative agent fee of $13,750. The Company agreed to pay a weekly installment of $15,056 for 28 weeks. The effective interest rate of this agreement was 99.88%. The collateral consists of the Company’s right, title and interest in and to including the Company’s financial assets, goods, accounts, equipment, inventory, contract rights or rights to payment of money. The Company received the net proceeds on June 7, 2024. For the three and six months ended June 30, 2024, the Company paid $19,192 and $19,192 principal of the loan.

The Company also make the following principal payments for the below loans for the period ended June 30, 2023:

On August 31, 2022, the Merchants entered into a standard merchant cash advance agreement with Factor A. Merchants sells to Factor A $1,065,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor A remitted the net purchase price of $712,500 to Merchants, after deducting the total fees of $37,500. Merchants agreed to pay a weekly installment of $26,625 for 40 weeks to Factor A until Factor A received the total purchased amount of receipts. The effective interest rate of this agreement was 105.19%. During the three and six months ended June 30, 2023, the Company paid $181,461 and $326,233 principal of the loan, respectively.

On September 1, 2022, Visiontech entered into a receivables purchase agreement with another Factor B. Visiontech sold to Factor B $458,500 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor B disbursed the net purchase price of $339,465 to Visiontech, after deducting the origination fees of $10,500. Visiontech agreed to pay a weekly installment of $8,817.31 for 52 weeks to Factor B until Factor B received the total purchased amount of receipts. The effective interest rate of this agreement was 55.79%. During the three and six months ended June 30, 2023, the Company paid $178,874 and $262,157 principal of the loan, respectively.

On October 31, 2022, Hydroman entered into a receivables purchase agreement with Factor C. Hydroman sold to Factor C $675,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor C remitted the net purchase price of $485,000 to Hydroman, after the deduction of the origination fees of $15,000. Hydroman agreed to pay a weekly installment of $16,071 for 42 weeks to Factor C until Factor C receive the total purchased amount of receipts. The effective interest rate of this agreement was 106.56%. During the three and six months ended June 30, 2023, the Company paid $247,619 and $367,632 principal of the loan, respectively.

On October 31, 2022, Visiontech entered into a future receivable sale and purchase agreement with a capital management institution D at a sale price of $100,000, after the deduction of the origination fees of $10,000. According to the agreement, the amount of receivables being sold was $149,000 with 20% purchased percentage and the estimated daily payment amount is $1,490 for 20 weeks. The effective interest rate of this agreement was 85.25%. During the three and six months ended June 30, 2023, the Company paid $0 and $68,868 principal of the loan, respectively.

On November 2, 2022, Hydroman entered into a receivables purchase agreement with Factor E. Hydroman sold to Factor E $374,750 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor E remitted the net purchase price of $225,000 to Hydroman, after the deduction of the total closing costs of $25,000. Hydroman agreed to pay a weekly installment of $15,615 for 24 weeks to Factor E until Factor E receive the total purchased amount of receipts. The effective interest rate of this agreement was 84.67%. During the three and six months ended June 30, 2023, the Company paid $129,673 and $188,441 principal of the loan, respectively.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor F. The Company sold to Factor F $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor F remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor F until Factor F receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%. During the three and six months ended June 30, 2023, the Company paid $75,112 and $110,977 principal of the loan, respectively.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor G. The Company sold to Factor G $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor G remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor G until Factor G receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%. During the three and six months ended June 30, 2023, the Company paid $$69,112 and $110,977 principal of the loan, respectively.

On September 21, 2022, Hydroman signed a commercial loan with WebBank for the principal amount of $100,000. This loan requires a weekly installment payment of $2,244.38 for 52 weeks. The effective interest rate of this loan was 31.22%. The Company paid off this loan on June 14, 2023. During the three and six months ended June 30, 2023, the Company paid $57,696 and $76,064 principal of the loan, respectively.

On September 18, 2022, Hydroman and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $35,508 and financed $26,387 of it. Hydroman needs to pay a monthly installment of $3,065 for six months with the last installment due on May 19, 2023. The effective interest rate of this loan was 10.80%. The Company paid off this loan on May 16, 2023. During the three and six months ended June 30, 2023, the Company paid $11,965 and $14,922 principal of the loan, respectively.

On February 13, 2023, Hydroman and First Insurance Funding entered into a premium financing agreement with a total gross policy premium and related fees of $4,812 and financed $4,461 of it. Hydroman needs to pay a monthly installment of $481 for ten months with the last installment due on December 13, 2023. The effective interest rate of this loan was 16.85%. The Company terminated the insurance policy and this loan on June 15, 2023. During the three and six months ended June 30, 2023, the Company paid $4,393 and $4,812 principal of the loan, respectively.

Short-term loans — related parties: refer to Note 11 Related Party transactions.

Interest expenses for short term loans amounted to $304,302 and $428,215 during the three and six months ended June 30, 2024, respectively.

Interest expenses for short term loans amounted to $5,364 and $381,814 during the three and six months ended June 30, 2023, respectively.

Long-term debts:

Long-term debts consist of three auto loans, one building loan, and one secured business loan as of June 30, 2024 and December 31, 2023.

The outstanding amount of the auto loans were $97,641 and $114,621 as of June 30, 2024 and December 31, 2023, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. During the three and six months ended June 30, 2024, the Company made total payments of $8,541 and $16,980 towards the auto loans, respectively. During the three and six months ended June 30, 2023, the Company made total payments of $8,130 and $16,168 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans as of June 30, 2024 are as follows:

Twelve months ended June 30,	Repayment
2025	$35,240
2026	32,944
2027	26,172
Thereafter	3,285
Total	$97,641

The outstanding amount of the building loan was $2,812,641 and $2,852,597 as of June 30, 2024 and December 31, 2023, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the west. The loan requires monthly installment payment of $15,165 with the last installment due on January 10, 2032. During the three and six months ended June 30, 2024, the Company made total payments of $19,930 and $39,957 towards the loan, respectively. During the three and six months ended June 30, 2023, the Company made total payments of $19,218 and $38,831 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan as of June 30, 2024 are as follows:

Twelve months ended June 30,	Repayment
2025	$82,374
2026	85,380
2027	88,495
Thereafter	2,556,392
Total	$2,812,641

The outstanding amount of the secured business loan was $3,207,773 and $3,281,526 as of June 30, 2024 and December 31, 2023, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the three and six months ended June 30, 2024, the Company made total payments of $37,629 and $73,752 towards the loan, respectively. During the three and six months ended June 30, 2023, the Company made total payments of $0 and $0 towards the loan, respectively.

Minimum required principal payments towards the Company’s secured business loan as of June 30, 2024 are as follows:

Twelve months ended June 30,	Repayment
2025	$166,879
2026	196,507
2027	231,396
Thereafter	2,612,991
Total	$3,207,773

Interest expenses for long term loans amounted to $159,385 and $320,304 during the three and six months ended June 30, 2024, respectively.

Interest expenses for long term loans amounted to $28,870 and $56,594 during the three and six months ended June 30, 2023, respectively.

Note 11 — Related party transactions

Purchases and accounts payable – related parties:

UniNet Global Inc., a vendor whose stockholder is Zhiyi (Jonathan) Zhang who is also one of the stockholders and management of the Company, sold certain products to Visiontech. As of June 30, 2024 and December 31, 2023, the outstanding accounts payable amount due to UniNet Global Inc. was $2,713,074 and $2,758,074, respectively.

From 2022 to April 2023, Jinlong (David) Du, the CEO of Megaphoton, was also the Director of NMI and will serve as Director of the Company following the Merger with Lakeshore. On April 17, 2023, Jinlong Du resigned from his position as a member of the NMI’s board of director and will not serve as the Company’s director post merger. During the three and six months ended June 30, 2023, the purchases Visiontech made from Megaphoton was $137,974 and $230,390. During the three and six months ended June 30, 2023, the purchases Hydroman made from Megaphoton was $0 and $0. Hydroman and Megaphoton ended the exclusive supplier agreement on May 4, 2023.

On April 11, 2023, one of the Company’s customers and vendors, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. During the three and six months ended June 30, 2024, the purchases made from Iluminar was $1,160 and $1,160, respectively. During the three and six months ended June 30, 2023, the purchases made from Iluminar was $0 and $0, respectively.

Revenue and accounts receivable - related party:

During the three and six months ended June 30, 2024, the sales revenue from Iluminar was $588,720 and $994,098, respectively. During the three and six months ended June 30, 2023, the sales revenue from Iluminar was $25,097 and $25,097, respectively. As of June 30, 2024 and December 31, 2023, the account receivable from Iluminar was $717,835 and $305,669, respectively.

Other payables — related parties

For the year ended December 31, 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fee for the Company. As of June 30, 2024 and December 31, 2023, the outstanding amount due to NMCayman was $170,000 and $170,000, respectively.

For the year ended December 31, 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. As of June 30, 2024 and December 31, 2023, the outstanding amount due to Yang Wei was $23,813 and $23,813, respectively.

For the year ended December 31, 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023 and September 4, 2023, Zhiyi (Jonathan) Zhang paid another $1,000 and $557 for normal business operating expenses, respectively. On October 11, 2023, the Company paid off $28,501 of the balance. As of June 30, 2024 and December 31, 2023, the outstanding amount due to Zhiyi (Jonathan) Zhang was $1,000 and $1,000.

As of June 30, 2024 and December 31, 2023, accrued interest expense from related parties, were $97,344 and $63,141, respectively, which were included in other payable related parties on the Company’s balance sheets. (see Short-term loans — related parties for detail).

Loan receivable — related parties:

	As of June 30, 2024	As of December 31, 2023
Loan to Lakeshore Acquisition II Corp.	$-	$460,000
Total loan receivable – related parties	$-	$460,000

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

Interest income for loan receivable – related parties amounted to $0 and $0 during the three and six months ended June 30, 2024, respectively.

Interest income for loan receivable – related parties amounted to $2,052 and $2,425 during the three and six months ended June 30, 2023, respectively.

Short-term loans — related parties

On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024 and subsequently further extended to August 15, 2024. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. The loan balance as of June 30, 2024 and December 31, 2023 was $60,000 and $60,000. As of June 30, 2024 and December 31, 2023, the accrued interest of this loan was $9,619 and $7,186, respectively.

In December 2022, the Company signed two loans with Tie (James) Li, the Company’s CEO, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. The Company made $500,000 payments towards the loan on June 16, 2023. The $110,000 loan was further extended to February 15, 2024 and subsequently extended to August 15, 2024. The loan balance as of June 30, 2024 and December 31, 2023 was $110,000 and $110,000, respectively. The accrued interest of $110,000 loan as of June 30, 2024 and December 31, 2023 was $13,200 and $8,800, respectively.

On July 11, 2023, Lakeshore signed one loan with Tie (James) Li for a principal amount of $125,000 with 8% interest rate. This loan was required to be paid in full before November 11, 2023. On December 8, 2023, Lakeshore entered into a side letter to this loan agreement to extend the repayment to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. This loan was subsequently extended to September 15, 2024. As of June 30, 2024, accrued interest of this loan was $3,041.

On January 17, 2023, the Company and NMCayman, one of the stockholders of the Company, entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, and subsequently extended to August 15, 2024. As of June 30, 2024 and December 31, 2023, accrued interest of this loan was $37,099 and $24,276.

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, and subsequently extended to August 15, 2024. As of June 30, 2024 and December 31, 2023, the accrued interest of this loan was $34,385 and $22,500.

On April 1, 2023, NMI and NMCayman entered into a loan agreement for the principal amount of $160,000 with 8% interest rate. This loan had been paid in full on June 13, 2023.

Interest expense for short-term loan - related parties amounted to $18,147 and $34,203 during the three and six months ended March 31, 2024, respectively.

Interest expense for short-term loan - related parties amounted to $6,164 and $26,033 during the three and six months ended March 31, 2023, respectively.

Note 12 — Income taxes

As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three and six months ended June 30, 2024 were 0.0% and (0.1)%, respectively. The effective tax rate for the three and six months ended June 30, 2023 were 25.5% and 19.2%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

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

The shares were valued $10 per share, of which $1.0 million (100,000 shares awarded pertaining to loan guarantee for the Newtek loan) was expensed as finance expense in the Company unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2024. $660,000 was expensed in Lakeshore’s statements of operations and carried over as retained deficit after the Merger. The shares in connection with the loans have been issued during the close of the Merger.

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

For the three and six months ended June 30, 2024, the Company recorded stock compensation expenses of $195,908 and $367,805, respectively. Those stock compensation expenses are included in the Company’s operating expenses.

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

As of June 30, 2024 and December 31, 2023, $28,725 and $219,553, respectively, were deposited with various major financial institutions in the United States.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the three and six months ended June 30, 2024 and during the three and six months ended June 30, 2023, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 11— Related party transactions.

	For the three months ended June 30, 2024	For the six months ended June 30, 2024	As of June 30, 2024
	Percentage of Revenue	Percentage of Revenue	Percentage of Account Receivable
Customer A	39%	24%	49%
Customer C	15%	11%	15%
Iluminar	17%	18%	26%

	For the three months ended June, 2023	For the six months ended June, 2023	As of December 31, 2023
	Percentage of Revenue	Percentage of Revenue	Percentage of Account Receivable
Customer C	<10%	15%	13%
Customer G	<10%	<10%	31%
Customer H	<10%	<10%	12%
Customer I	<10%	<10%	10%
Iluminar	<10%	<10%	18%
Customer E	<10%	16%	<10%
Customer F	20%	<10%	<10%

During the three and six months ended June 30, 2024 and during the three and six months ended June 30, 2023, the major vendors of the Company are as below. Both Megaphoton and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 11— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the three months ended June 30, 2024	For the six months ended June 30, 2024	As of June 30, 2024
	Percentage of Purchase	Percentage of Purchase	Percentage of Account Payable
Megaphoton Inc.	<10%	<10%	53%
Uninet Global Inc.	<10%	<10%	23%
Vendor A	29%	48%	<10%
Vendor E	57%	38%	11%

	For the six months ended June 30, 2023	For the six months ended June 30, 2023	As of December 31, 2023
	Percentage of Purchase	Percentage of Purchase	Percentage of Account Payable
Megaphoton	15%	14%	62%
Uninet Global Inc.	<10%	<10%	20%
Vendor A	68%	55%	<10%
Vendor D	<10%	14%	<10%

Note 15 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicle, offices and warehouses space in California, Pennsylvania and Texas. $578,179 and $503,089 of operating lease right-of-use assets and $644,458 and $517,356 of operating lease liabilities were reflected on the June 30, 2024 and December 31, 2023 financial statements, respectively.

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

As of June 30, 2024 and December 31, 2023, the weighted-average remaining operating lease term of its existing leases is approximately 1.83 and 1.45 years, respectively. As of June 30, 2024 and December 31, 2023, the average discount rate of its existing leases is approximately 6.80% and 6.81%, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease cost	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$105,112	$105,195	$168,245	$241,745
Other information
Cash paid for amounts included in the measurement of lease liabilities	81,389	126,013	116,234	253,572

The supplemental balance sheet information related to leases for the period is as follows:

	As of June 30, 2024	As of December 31, 2023
Operating leases
Right of use asset	578,179	503,089
Lease Liability – current portion	460,311	359,459
Lease Liability – net of current portion	184,147	157,897
Total operating lease liabilities	$644,458	$517,356

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended June 30,	Operating Lease
2025	$486,748
2026	105,929
2027	90,470
Less: Imputed interest/present value discount	(38,690)
Present value of lease liabilities	$644,458

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

Nasdaq Notification Letter

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

On May 23, 2024, the Company received another notice from Nasdaq, notifying the Company that, because the closing bid price for the Common Stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Market under Rule 5450(a)(1) of Nasdaq Listing Rules. Nasdaq’s notice has no immediate effect on the listing of the Company’s Common Stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until November 20, 2024, to regain compliance with the minimum bid price requirement.

The Company intends to monitor the MVPHS Requirement, MVLS Requirement, and minimum bid price requirement of its Common Stock and will consider implementing available options to regain compliance with the MVPHS Requirement, MVLS Requirement and minimum bid price requirement under the Nasdaq Listing Rules.

The Company intends to monitor the MVPHS Requirement and MVLS Requirement of its Common Stock and will consider implementing available options to regain compliance with the MVPHS Requirement and MVLS Requirement under the Nasdaq Listing Rules.

Note 17— Subsequent events

 On July 3, 2024, the Company signed four convertible note investment agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $0.442. $410,000 had been deposited into the Company’s bank account in July 2024.

On July 16, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a certain investor (the “Purchaser”) pursuant to which the Company sold, in a private placement (the “July 2024 Offering”), a $180,000 convertible note (the “July 2024 Note” and, the shares underlying the July 2024 Note, the “July 2024 Note Shares”) with an original issue discount of $27,500 and warrant (the “July 2024 Warrant”) to purchase up to 217,500 shares of common stock (the “July 2024 Warrant Shares”) at an exercise price of $0.87 per share. As consideration for entering into the Securities Purchase Agreement, the Company issued a total of 180,000 shares (the “Commitment Shares”) to the Purchaser on July 19, 2024. The July 2024 Warrant is exercisable on July 17, 2024 until five years from July 17, 2024. On July 30, 2024, the note was terminated as a result of the Company’s full payment of the note’s principal amount and accrued interest and other fees in the total amount of $212,400. As a result, all obligations under the note have been satisfied, and the note is no longer outstanding.

On July 25, 2024, the Company entered into an underwriting agreement with EF Hutton LLC as the underwriter, relating to a firm commitment underwritten public offering of 5,000,000 units (the “Units”) consisting of (i) one share of common stock, par value $ 0.0001 per share (“Common Stock”) and (ii) one Series A Warrant to purchase one share of Common Stock (“Warrant”) at a public offering price of $0.24 per Unit, for aggregate gross proceeds of $1.2 million, prior to deducting underwriting discounts and other offering expenses. The closing of the offering occurred on July 29, 2024.

On August 1, 2024, the Company and Darin Carpenter entered into the mutual termination of employment agreement and intent to transition to project-based work (the “Agreement”), in which it was agreed that Mr. Carpenter shall resign from his position as Chief Operating Officer of the Company effective as of July 31, 2024. Pursuant to the Agreement, the Company and Mr. Carpenter agreed that Mr. Carpenter will provide services as a consultant to the Company on a per project basis as needed. In addition, the Company agreed to fully vest 100,013 shares of common stock that was issuable to Mr. Carpenter pursuant to the Employment Agreement dated as of September 17, 2023, by and between the Company and Mr. Carpenter. The Company also agreed to pay Mr. Carpenter the equivalent of one month of salary payable in September 2024.

On August 13, 2024, the Company entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount; with additional tranches of financing of up to $1.0 million in the aggregate during the next twelve months subject to further agreement by and between Diagonal and the Company. The initial funding shall be payable in 10 equal monthly installments of $20,350. In the event of default, the note has convertibility provisions.

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

The Company was founded by a CEO with a track record of putting together business models, securing financing, successfully listing on Nasdaq and enhancing shareholder value; and in since December 2023 an experienced chief financial officer and a director of sales with significant experience in the CEA space. The Management team is committed to making the Company the leading provider of commercial greenhouse infrastructure, providing greenhouse fully controlled environmental system, operations consulting services, equipment, and a leader in supplying vertical farming equipment, nutrients, grow feed, and related supplies.

In its first expansion plan, the Company has added additional products to our offering. These include organic and non-organic fertilizers, organic plant growth additives, and dehumidifiers. We have diverse suppliers including from countries such as India, Holland and Turkey. Additional equipment is being considered as well. These are value add components that will help growers increase yield, but more importantly reduce failures and dramatically improve growing environments such. The new products are a natural complement to its our base of LED grow lights.

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

The Company has signed supplier agreements with Solar panel companies in order to enter the field of supplying solar power systems to indoor farmers.

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

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2024 and 2023

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months Ended			Percentage
	2024	2023	Change	Change
Revenues	3,404,967	1,943,528	1,461,439	75.2%
Cost of revenues	2,952,747	1,843,257	1,109,490	60.2%
Gross profit	452,220	100,271	351,949	351.0%
Operating expenses	1,736,891	458,037	1,278,854	279.2%
Loss from operation	(1,284,671)	(357,766)	(926,905)	259.1%
Total other expense, net	(482,848)	(187,844)	(295,004)	157.0%
Loss before income taxes	(1,767,519)	(545,610)	(1,221,909)	224.0%
Total provision for (benefit of) income taxes	800	(139,040)	139,840	(100.6)%
Net Loss	(1,768,319)	(406,570)	(1,361,749)	334.9%
Gross profit % of revenues	13.3%	5.2%
Net Loss % of revenues	(51.9)%	(20.9)%

Revenue

Revenue for the three months ended June 30, 2024 increased 75.2% to $3,404,967 as compared to $1,943,528 for the three months ended June 30, 2023. Revenue increased due to rising customer demand from older customers, newer customers achieved via additional hiring of five sales-workers in first half of 2024 and the availability of new product lines that are new to 2024.

For the three months ended June 30, 2024 and 2023, we had 52 and 74 customers, respectively. Average revenue per customer for the three months ended June 30, 2024 and 2023 were approximately $65,480 and $26,264, respectively. Our revenue from top 5 customers for the three months ended June 30, 2024 was approximately $2.7 million compared to approximately $0.9 million for the three months ended June 30, 2023, representing an increase of 194.1%. The higher average sale and increased revenue from top 5 customer are reflective of higher industry demand.

In addition, our staff have been in constant communication with customers on their lighting and indoor farming needs and monitor their plans to replenish old equipment and related components as well us in building new facilities. We also hired a new director of sales in January 2024 plus in March of 2024 hired a new sales representative in northern California and another hired on the east coast.

Also, our principal business is in CEA industry which rapidly expanding due to growing consumer demand for low-environmental-impact food, local food systems, and improved accessibility to high-quality produce with shorter supply chains. In addition, our access to capital market will allow us to expend significant resources to compete, increase our product supply and develop new products and new market. Starting in 2023, the Company has two customers supplying LED lighting to growers that apply to rebate programs with utility companies. Utility companies are incentivizing volume users of electricity to convert to LED lighting by providing rebates. The rebate process can take time to verify and document by Utility companies resulting in payments of 60 to 120 days. The Company believes the credit quality of rebate payers more than offset the risk of long collection turnover of receivables. For the three months ended June 30, 2024 and 2023, the Company has sold via these programs with total sales to two customers of approximately $1,640,741 and nil, respectively.

Costs of Revenue

Costs of revenue for the three months ended June 30, 2024 increased 60.2% to $2,952,747 as compared to $1,843,257 for the three months ended June 30, 2023. Cost of revenue increased primarily due to the increase in revenue, which was in turn primarily driven by higher sales volume of our products due to higher customer demand.

Gross profit

Gross profit was $452,220 and $100,271 for the three months ended June 30, 2024 and 2023, respectively. The gross margin for the three months ended June 30, 2024 increase to 13.3% from 5.2% for the three months ended June 30, 2023. The increase was due to a combination of customers moving to premium grow lighting such as our own “Efinity” brand, more favorable purchasing conditions from Asian suppliers and the same fixed costs of warehouse rent and labor are spread over higher volume of sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 increased 279.2% to $1,736,891 as compared to $458,037 for the three months ended June 30, 2023. The increase was mainly due to increased payroll and compensation expense of $450,786, which was attributed to increased compensation expenses provided to executives and key employees, increased professional fees of $396,282 and increased stock compensation expense of $195,908. The Company started its listing on Nasdaq in March 2024 and started paying director’s and officer’s insurance, additional costs in public relations, increased stock compensation costs to employees and outsourced providers.

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

On April 2, 2024, we entered into an investor relations consulting agreement with MZHCI LLC (“MZHCI”) pursuant to which MZHCI will provide investor relations services to us and the agreement has a term of six months. We will pay $14,000 cash per month and to issue MZHCI 150,000 shares of restricted common stock, 75,000 shares will be vested immediately upon signing the agreement and 75,000 shares will vest on October 1, 2024. The fair value of the shares to be issued was approximately $143,000 at $0.95 per share. The 150,000 shares were issued on May 7, 2024.

Total stock compensation expenses amounted to $195,908 for the three months ended June 30, 2024.

Other Expenses

Other expenses primarily consist of net interest expense and non-cash finance expense. Other expenses for the three months ended June 30, 2024 was $482,848 as compared to other expense of $187,844 for the three months ended June 30, 2023. The increase was mainly due to the interest expenses increased by $525,476.

Interest expense for the three months ended of June 30, 2024 was $486,586 and interest income for the three months ended June 30, 2023 was $38,890. The principal reason of increase of interest expense is the company paid off most of receivable factoring loans of approximately $1.5 million in June 2023 and got four additional short loans in 2024.

Income Tax Expense (Benefit)

Our income tax expense was amounted to $800 for the three months ended June 30, 2024 and our income tax benefit was amounted to approximately $0.1 million for the three months ended June 30, 2023.

The effective tax rate for the three months ended June 30, 2024 and 2023 were (0.0)% and 25.5%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

Net Loss

Net loss for the three months ended June 30, 2024 was $1,768,319 as compared to net loss of $406,570 for the three months ended June 30, 2023, representing an increase of $1,361,749. The increase in net loss for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to increased salaries and compensation expense and stock compensation expense after merger.

For the Six Months ended June 30, 2024 and 2023

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Six Months Ended			Percentage
	2024	2023	Change	Change
Revenues	5,609,687	4,910,200	(699,487)	(14.2)%
Cost of revenues	4,845,150	4,512,669	(332,481)	(7.4)%
Gross profit	764,537	397,531	367,006	92.3%
Operating expenses	3,051,925	1,015,046	2,036,879	200.7%
Loss from operation	(2,287,388)	(617,515)	(1,669,873)	270.4%
Total other expense, net	(1,785,237)	(587,124)	(1,198,113)	204.1%
Loss before income taxes	(4,072,625)	(1,204,639)	(2,867,986)	238.1%
Total provision for (benefit of) income taxes	2,500	(230,690)	233,190	(101.1)%
Net Loss	(4,075,125)	(973,949)	(3,101,176)	318.4%
Gross profit % of revenues	13.6%	8.1%
Net Loss % of revenues	(72.6)%	(19.8)%

Revenue

Revenue for the six months ended June 30, 2024 increased 14.2% to $5,609,687 as compared to $4,910,200 for the six months ended June 30, 2023. Revenue increased due to rising customer demand from older customers, a larger salesforce in 2024 and an increase in products lines and services including our rebate program that was introduced in the second half of 2023.

For the six months ended June 30, 2024 and 2023, we had 90 and 104 customers, respectively. Average revenue per customer for the six months ended June 30, 2024 and 2023 were approximately $62,330 and $47,213, respectively. Our revenue from top 5 customers for the six months ended June 30, 2024 was approximately $3.5 million compared to approximately $2.6 million for the six months ended June 30, 2023, representing an increase of 34.8%. The higher average sale and increased revenue from top 5 customer are reflective of higher industry demand.

In addition, our staff have been in constant communication with customers on their lighting and indoor farming needs and monitor their plans to replenish old equipment and related components as well us in building new facilities. we also hired a new director of sales in January 2024 plus in March of 2024 hired a new sales representative in northern California and another hired on the east coast.

Also, our principal business is in CEA industry which rapidly expanding due to growing consumer demand for low-environmental-impact food, local food systems, and improved accessibility to high-quality produce with shorter supply chains. In addition, our access to capital market will allow us to expend significant resources to compete, increase our product supply and develop new products and new market. Starting in 2023, the Company has two customers supplying LED lighting to growers that apply to rebate programs with utility companies. Utility companies are incentivizing volume users of electricity to convert to LED lighting by providing rebates. The rebate process can take time to verify and document by Utility companies resulting in payments of 60 to 120 days. The Company believes the credit quality of rebate payers more than offset the risk of long collection turnover of receivables. For the six months ended June 30, 2024 and 2023, the Company has sold via these programs with total sales to two customers of approximately $2,023,795 and nil, respectively.

Costs of Revenue

Costs of revenue for the six months ended June 30, 2024 increased 7.4% to $4,845,150 as compared to $4,512,669 for the six months ended June 30, 2023. Cost of revenue increased primarily due to the increase in revenue, which was in turn primarily driven by higher sales volume of our products due to higher customer demand.

Gross Profit

Gross profit was $764,537 for the six months ended June 30, 2024 and gross profit was $397,531 for six months ended June 30, 2023. The gross margin for the six months ended June 30, 2024 increase to 13.6% from 8.1% for the six months ended June 30, 2023. The increase was due to better purchasing conditions with suppliers in Asia and higher sales volume spread over fixed warehousing and labor costs.

Operating Expenses

Operating expenses for the six months ended June 30, 2024 increased 200.7% to $3,051,925 as compared to $1,015,046 for the six months ended June 30, 2023. The increase was mainly due to increased payroll and compensation expense of $814,218, which was attributed to increased compensation expenses provided to executives and key employees, increased professional fees of $416,829, and increased stock compensation expense of $367,805. The Company started its listing on Nasdaq in March 2024 and started paying director’s and officer’s insurance, additional costs in public relations, increased stock compensation costs to employees and outsourced providers.

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

On April 2, 2024, we entered into an investor relations consulting agreement with MZHCI LLC (“MZHCI”) pursuant to which MZHCI will provide investor relations services to us and the agreement has a term of six months. We will pay $14,000 cash per month and to issue MZHCI 150,000 shares of restricted common stock, 75,000 shares will be vested immediately upon signing the agreement and 75,000 shares will vest on October 1, 2024. The fair value of the shares to be issued was approximately $143,000 at $0.95 per share. The 150,000 shares were issued on May 7, 2024.

Total stock compensation expenses amounted to $367,805 for the six months ended June 30, 2024.

On August 1, 2024, we and Darin Carpenter entered into the mutual termination of employment agreement and intent to transition to project-based work (the “Agreement”), in which it was agreed that Mr. Carpenter shall resign from his position as Chief Operating Officer of us effective as of July 31, 2024. Pursuant to the Agreement, we and Mr. Carpenter agreed that Mr. Carpenter will provide services as a consultant to us on a per project basis as needed. In addition, we agreed to fully vest 100,013 shares of common stock that was issuable to Mr. Carpenter pursuant to the Employment Agreement dated as of September 17, 2023, by and between us and Mr. Carpenter. We also agreed to pay Mr. Carpenter the equivalent of one month of salary payable in September 2024.

Other Expenses

Other expenses primarily consist of net interest expense and non-cash finance expense. Other expenses for the six months ended June 30, 2024 was $1,785,237 as compared to other expense of $587,124 for the six months ended June 30, 2023. The increase was mainly due to the non-cash finance expense of $1.0 million and higher costs associated with a publicly-listed company.

Interest expense for the six months ended of June 30, 2024 increased 119.1% to $788,975 as compared to $360,020 for the six months ended of June 30, 2023. The principal reason of increase of interest expense is the company paid off most of receivable factoring loans of approximately $1.5 million in June 2023 and got four additional short loans in 2024.

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

Income Tax Expense (Benefit)

Our income tax expense was amounted to $2,500 for the six months ended June 30, 2024 and our income tax benefit was amounted to approximately $0.2 million for the six months ended June 30, 2023.

The effective tax rate for the six months ended June 30, 2024 and 2023 were (0.1)% and 19.2%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

Net Loss

Net loss for the six months ended June 30, 2024 was $4,075,125 as compared to net loss of $973,949 for the six months ended June 30, 2023, representing an increase of $3,101,176. The increase in net loss for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to increased salaries and compensation expense, additional liabilities inherited from merging with the SPAC (LBBB Merger Corp.), higher audit, legal, Nasdaq fees and other costs related to public companies, higher legal and travel costs related to potential acquisition of Agrify, and stock compensation expense after merger.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of June 30, 2024, we had approximately $31,000 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $13.0 million as of June 30, 2024.

On July 3, 2024, we signed four convertible note investment agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. We shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $0.442. $410,000 had been deposited into our bank account in July 2024.

On July 16, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a certain investor (the “Purchaser”) pursuant to which we sold, in a private placement (the “July 2024 Offering”), a $180,000 convertible note (the “July 2024 Note” and, the shares underlying the July 2024 Note, the “July 2024 Note Shares”) with an original issue discount of $27,500 and warrant (the “July 2024 Warrant”) to purchase up to 217,500 shares of common stock (the “July 2024 Warrant Shares”) at an exercise price of $0.87 per share. As consideration for entering into the Securities Purchase Agreement, we issued a total of 180,000 shares (the “Commitment Shares”) to the Purchaser on July 18, 2024. The July 2024 Warrant is exercisable on July 16, 2024 until five years from July 18, 2024. On July 30, 2024, the note was terminated as a result of the Company’s full payment of the note’s principal amount and accrued interest and other fees in the total amount of $212,400. As a result, all obligations under the note have been satisfied, and the note is no longer outstanding.

On July 25, 2024, we entered into an underwriting agreement with EF Hutton LLC as the underwriter, relating to a firm commitment underwritten public offering of 5,000,000 units (the “Units”) consisting of (i) one share of common stock, par value $ 0.0001 per share (“Common Stock”) and (ii) one Series A Warrant to purchase one share of Common Stock (“Warrant”) at a public offering price of $0.24 per Unit, for aggregate gross proceeds of $1.2 million, prior to deducting underwriting discounts and other offering expenses. The closing of the offering occurred on July 29, 2024.

On August 13, 2024, we entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount; with additional tranches of financing of up to $1.0 million in the aggregate during the next twelve months subject to further agreement by and between Diagonal and us. The initial funding shall be payable in 10 equal monthly installments of $20,350. In the event of default, the note has convertibility provisions.

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

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $1.7 million for the six months ended June 30, 2024, which was mainly due to our net loss of approximately $4.1 million after adjustment of non cash items and increased accounts receivable of approximately $1.3 million due to increased revenue offset by cash inflow of approximately $0.8 million from accounts payable as we increased our purchase from vendors and approximately $0.9 million as we used more on hand inventory.

Net cash used in operating activities was $497,271 for the six months ended June 30, 2023. We had net loss of $973,949, our net loss from operating cashflow was decreased by approximately $2.2 million of cash inflow from inventory as we used more inventory on hand instead of making new purchases offset by decrease of accounts payable as we payoff more vendors using on hand cash.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities amount to approximately $40,000 which was primarily for loan to Lakeshore of $40,000 prior to the Merger, offset by net proceed from reverse recapitalization of $197.

For the six months ended June 30, 2023, net cash used in investing activities amount to approximately $17,000 which was primarily for loan to related parties of $150,000, offset by loan repayment from third parties of $132,913.

Financing Activities

Net cash provided by financing activities was approximately $1.6 million for the six months ended June 30, 2024. The main reason for the increase in net cash provided was primarily a result of net proceeds from short-term loan from a third party of $2.5 million, offset by payments of deferred offering costs of approximately $0.3 million, repayments on long term loans which are mainly our car and mortgage loan of approximately $0.1 million, repayments on short-term loan from third parties of approximately $0.5 million.

Net cash provided by financing activities was approximately $1.1 million for the six months ended June 30, 2023. The main reason for the increase in net cash provided was primarily a result of net proceeds from long-term loan borrowing from third parties of approximately $3.3 million and short-term loan borrowing from related parties of approximately $0.8 million, offset by payments of deferred offering costs of approximately $0.5 million, repayments on long term loans which are mainly our car and mortgage loan of approximately $55,000, and repayments on short-term loan from third parties of approximately $1.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 3 to our unaudited condensed consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; and (viii) a lack of controls over income tax. Following the identification of the material weaknesses and control deficiencies, we plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. generally accepted accounting principles (“GAAP”) and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, establishing an audit committee and strengthening corporate governance.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended June 30, 2024.

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Investment Agreements

On July 3, 2024, we entered into four convertible note investment agreements (the “Agreements”) with certain investors named thereto (the “Investors”), in a private placement (the “Private Placement”) of our unsecured convertible notes (“Notes”) for aggregate gross proceeds of $410,000. Each of the Agreements contained customary terms, representations and warranties by the parties for offerings of similar sizes. The Notes have an interest of 12% per annum, and a maturity date that is six months from the date of issuance. The Investors may also choose to convert the accumulated principal amount and interest outstanding on the maturity date to shares of our common stock at a conversion price of $0.442, subject to adjustments. Pursuant to the Agreements, if the Investor elects to receive our shares, we agreed that within three business days of such conversion, we shall file a registration statement on Form S-1 providing for the resale by the Investors of the shares.

July 2024 Private Placement

On July 17, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a certain investor (the “Purchaser”) pursuant to which we sold, in a private placement, a $180,000 convertible note (the “Note”) with an original issue discount of $27,500 and a warrant (the “Private Placement Warrant”) to purchase up to 217,500 shares of common stock (the “Warrant Shares”) at an exercise price of $0.87 per share. As consideration for entering into the Securities Purchase Agreement, we issued a total of 180,000 shares to the Purchaser on July 19, 2024. The Private Placement Warrant is exercisable on July 17, 2024 until five years from July 17, 2024. The total number of Warrant Shares is subject to adjustments for stock splits, recapitalizations and reorganizations.

The Note is convertible into shares of our common stock. If we fail to make an Amortization Payment, we will have the right to convert the Amortization Payment at a conversion price equal to the lower of (i) $0.40 and (ii) 80% of the lowest closing price in the 10 Trading Days prior to the conversion, subject to a floor price of $0.10. The maturity date of the Note is 12 months from July 17, 2024 (“Maturity Date”). The Note accrues interest at an annual rate of 12%, commencing on July 17, 2024 and payable on the Maturity Date. We may repay all and not less than all of the Outstanding Principal Amount by paying 118% of the Principal Amount then being prepaid, provided that we provide at least 10 Trading Days’ written notice to the Purchaser. The total number of shares underlying the Note is subject to adjustments for stock splits, recapitalizations and reorganizations. Capitalized terms not otherwise defined in this paragraph have the meaning given to them in the Note.

On July 30, 2024, the Note was terminated as a result of our full payment of the Note’s principal amount and accrued interest and other fees in the total amount of $212,400. As a result, all obligations under the Note have been satisfied, and the Note is no longer outstanding.

July 2024 Public Offering

On July 25, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC as the underwriter (the “Underwriter”), relating to a firm commitment underwritten public offering (the “Offering”) of 5,000,000 units at a public offering price of $0.24 per Unit, with each Unit consisting of: (i) one share of common stock; and (ii) one Series A warrant (“Warrant”) to purchase one share of common stock. We granted the Underwriter a 45-day over-allotment option to purchase up to 750,000 shares of common stock and/or 750,000 Warrants.

The Warrant is immediately exercisable on the date of issuance at an exercise price of $0.24 per share of common stock and expires five years from the closing date of the Offering. The net proceeds to us from the Offering were approximately $0.9 million, after deducting underwriting discounts and commissions and the payment of other estimated offering expenses associated with the Offering that are payable by us. We also paid the Underwriter an underwriting discount equal to 7.0% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1.0% of the gross proceeds of the Offering. We intend to use the net proceeds of the Offering for general corporate purposes, including working capital and investments.

If we issue shares or securities at a price that is less than the Warrant’s exercise price, then the exercise price of the Warrant will be adjusted to that exercise price of which will not be less than $0.05.

A registration statement on Form S-1, as amended (File No. 333-280066), relating to the Offering was declared effective by the SEC on July 25, 2024. The Offering was made only by means of a prospectus forming a part of the effective registration statement.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
10.1	Term Sheet dated as of April 17, 2024, between Nature’s Miracle Holding Inc. and Agrify Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on April 22, 2024).
10.2	Term Sheet dated as of April 17, 2024, between Nature’s Miracle Holding Inc., CP Acquisitions LLC and GIC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on April 22, 2024).
10.3†	Agreement and Plan of Merger dated as of May 16, 2024, by and among Nature’s Miracle Holding Inc., NMHI Merger Sub, Inc. and Agrify Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 16, 2024).
10.4	Debt Purchase Agreement dated as of May 16, 2024, by and among Nature’s Miracle Holding Inc., CP Acquisitions, LLC and GIC Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 16, 2024).
10.5	Termination Agreement dated as of May 19, 2024, by and among Nature’s Miracle Holding Inc., NMHI Merger Sub, Inc. and Agrify Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 20, 2024).
10.6	Debt Purchase Termination Agreement dated as of May 19, 2024, by and among Nature’s Miracle Holding Inc., CP Acquisitions, LLC and GIC Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on May 20, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

+	Indicates management contract or compensatory plan.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S MIRACLE HOLDING INC.

Dated: August 14, 2024	/s/ Tie (James) Li
Tie (James) Li
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	/s/ George Yutuc
George Yutuc
Chief Financial Officer (Principal Financial and Accounting Officer)