Form 10-Q
period 2024-09-30
Nature's Miracle Holding Inc.
filed 2024-11-14
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 14, 2024, the registrant had a total of 58,470,395  shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$40,114	$221,760
Accounts receivable, net	2,376,603	1,236,248
Accounts receivable - related parties, net	1,850,601	305,669
Inventories, net	3,333,539	5,046,084
Prepayments and other current assets	393,439	139,734
Loans receivable - related parties	-	460,000
Total Current Assets	7,994,296	7,409,495

NON-CURRENT ASSETS
Security deposit	27,633	47,633
Right-of-use assets, net	582,890	503,089
Cost method investment	1,000,000	1,000,000
Property and equipment, net	4,286,692	4,406,272
Deferred offering costs	-	833,932
Total Assets	$13,891,511	$14,200,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$2,856,673	$509,443
Short-term loans - related parties	858,255	783,255
Current portion of long-term debts	293,541	268,805
Convertible notes	681,410	-
Accounts payable	9,356,293	8,034,044
Accounts payable - related parties	572,500	2,758,074
Other payables and accrued liabilities	3,469,680	1,351,951
Other payables - related parties	348,658	257,954
Operating lease liabilities - current	451,417	359,459
Tax accrual	469,419	340,628
Deferred income - Contract liabilities	312,094	118,909
Deferred income - Contract liabilities – related party	64,468	-
Total Current Liabilities	19,734,408	14,782,522

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,757,460	5,979,939
Operating lease liabilities, net of current portion	235,040	157,897
Total Non-Current Liabilities	5,992,500	6,137,836

Total Liabilities	25,726,908	20,920,358

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred Stock ($0.0001 par value, 1,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	-	-
Common Stock ($0.0001 par value,100,000,000 shares authorized, 31,636,764 and 22,272,478 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)*	3,163	2,227
Additional paid-in capital	5,939,783	1,526,773
Accumulated deficit	(17,777,200)	(8,247,862)
Accumulated other comprehensive loss	(1,143)	(1,075)
Total Stockholders’ Deficit	(11,835,397)	(6,719,937)

Total Liabilities and Stockholders’ Deficit	$13,891,511	$14,200,421

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE (including related party revenue of $1,135,628 and $10,425 for the three months ended September 30, 2024 and 2023; $2,129,726 and $35,522 for the nine months ended September 30, 2024 and 2023)	$3,052,727	$2,690,690	$8,662,414	$7,600,890

COST OF REVENUE	2,824,614	2,531,922	7,669,764	7,044,591

GROSS PROFIT	228,113	158,768	992,650	556,299

OPERATING EXPENSES:
Selling, general and administrative	1,375,475	579,827	4,059,595	1,594,873
Stock compensation expenses	848,075	-	1,215,880	-
Total operating expenses	2,223,550	579,827	5,275,475	1,594,873

LOSS FROM OPERATIONS	(1,995,437)	(421,059)	(4,282,825)	(1,038,574)

OTHER INCOME (EXPENSE)
Interest expense, net	(738,468)	(133,047)	(1,527,443)	(493,067)
Non cash finance expense	-	-	(1,000,000)	-
Loss on loan extinguishment	(15,131)	-	(15,131)	(233,450)
Other (expense) income	(1,300)	(5,023)	2,438	1,323
Total other expense, net	(754,899)	(138,070)	(2,540,136)	(725,194)

LOSS BEFORE INCOME TAXES	(2,750,336)	(559,129)	(6,822,961)	(1,763,768)

PROVISION FOR (BENEFIT OF) INCOME TAXES	-	(155,163)	2,500	(385,853)

NET LOSS	$(2,750,336)	$(403,966)	$(6,825,461)	$(1,377,915)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(35)	85	(68)	876
COMPREHENSIVE LOSS	$(2,750,371)	$(403,881)	$(6,825,529)	$(1,377,039)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	30,241,099	22,272,478	26,622,599	22,272,478

LOSS PER SHARE
Basic and diluted	$(0.09)	$(0.02)	$(0.26)	$(0.06)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2023	-	$-	22,272,478	$2,227	$1,526,773	$(8,247,862)	$(1,075)	$(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	4,034,286	403	-	(2,703,877)	-	(2,703,474)
Stock compensation expense	-	-	62,740	6	171,891	-	-	171,897
Shares to be issued for stock compensation	-	-	(62,740)	(6)	6	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	50	50
Net loss	-	-	-	-	-	(2,306,806)	-	(2,306,806)
BALANCE, March 31, 2024 (Unaudited)	-	$-	26,306,764	$2,630	$1,698,670	$(13,258,545)	$(1,025)	$(11,558,270)
Stock compensation expense	-	-	162,465	16	195,892	-	-	195,908
Shares to be issued for stock compensation	-	-	(12,465)	(1)	1	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	(83)	(83)
Net loss	-	-	-	-	-	(1,768,319)	-	(1,768,319)
BALANCE, June 30, 2024 (Unaudited)	-	$-	26,456,764	$2,645	$1,894,563	$(15,026,864)	$(1,108)	$(13,130,764)
Stock compensation expense	-	-	84,808	8	848,067	-	-	848,075
Shares to be issued for stock compensation	-	-	(84,808)	(8)	8	-	-	-
Shares and warrants issued through public offering			5,000,000	500	1,003,500	-	-	1,004,000
Shares and warrants issued through private placement			180,000	18	58,072			58,090
Forgiveness of related party’s debt	-	-	-	-	2,135,573	-	-	2,135,573
Foreign currency translation adjustments	-	-	-	-	-	-	(35)	(35)
Net loss	-	-	-	-	-	(2,750,336)	-	(2,750,336)
BALANCE, September 30, 2024 (Unaudited)	-	-	31,636,764	3,163	5,939,783	(17,777,200)	(1,143)	(11,835,397)

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2022	-	$-	22,272,478	$2,227	$1,526,773	$(909,691)	$(1,863)	$617,446
Foreign currency translation adjustments	-	-	-	-	-	-	856	856
Net loss	-	-	-	-	-	(567,379)	-	(567,379)
BALANCE, March 31, 2023 (Unaudited)	-	$-	22,272,478	$2,227	$1,526,773	$(1,477,070)	$(1,007)	$50,923
Foreign currency translation adjustments	-	-	-	-	-	-	(65)	(65)
Net loss	-	-	-	-	-	(406,570)	-	(406,570)
BALANCE, June 30, 2023 (Unaudited)	-	$-	22,272,478	$2,227	$1,526,773	$(1,883,640)	$(1,072)	$(355,712)
Foreign currency translation adjustments	-	-	-	-	-	-	85	85
Net loss	-	-	-	-	-	(403,966)	-	(403,966)
BALANCE, September 30, 2023 (Unaudited)	-	-	22,272,478	2,227	1,526,773	(2,287,606)	(987)	(759,593)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,825,461)	$(1,377,915)
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation expense	119,580	125,082
Allowance for credit losses	60,988	337,955
Amortization of operating right-of-use asset	264,187	287,534
Amortization of debt issuance cost	140,170	82,239
Deferred taxes benefits	-	(389,153)
Loss on loan extinguishment	15,131	233,450
Loss on early termination of right-of-use asset	-	33,423
Loss on disposal of fixed assets	-	8,345
Stock compensation expenses	1,215,880	-
Non cash finance expense	1,000,000	-
Change in operating assets and liabilities:
Accounts receivable	(2,746,275)	(206,755)
Inventories	1,712,545	2,785,824
Prepayments and other current assets	(253,705)	37,884
Security deposit	20,000	19,088
Accounts payable	1,272,250	(1,887,791)
Other payables and accrued liabilities	569,915	37,332
Accrued interest payable - related parties	52,520	37,800
Operating lease liabilities	(174,886)	(344,006)
Tax accrual	128,791	(26,183)
Deferred income - Contract liabilities	257,653	(611,696)
Net cash used in operating activities	(3,170,717)	(817,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the reverse recapitalization	1,120,177	-
Payments of transaction costs incurred by Lakeshore	(1,044,980)	-
Repayments of promissory note – related party of Lakeshore	(75,000)	-
Loan to related parties	-	(390,000)
Loan to Lakeshore	(40,000)	-
Loan repayment from third parties	-	132,913
Net cash used in investing activities	(39,803)	(257,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares and warrants issued through public offering	1,004,000	-
Payments of deferred offering costs	(266,925)	(553,929)
Long-term loan borrowing	-	3,338,546
Repayments on long-term loan	(197,743)	(113,977)
Short-term loan borrowing from third parties	2,977,470	4,812
Repayments on short-term loan from third parties	(1,075,371)	(1,763,814)
Short-term loan borrowing from related parties	-	773,255
Repayments on short-term loan from related parties	(50,000)	(700,000)
Convertible notes borrowing	797,500	-
Repayments on convertible notes	(198,170)
Borrowings from other payables - related parties	38,184	1,557
Net cash provided by financing activities	3,028,945	986,450

EFFECT OF FOREIGN EXCHANGE ON CASH	(71)	876

CHANGES IN CASH	(181,646)	(87,304)

CASH AND CASH EQUIVALENT, beginning of period	221,760	810,371

CASH AND CASH EQUIVALENT, end of period	$40,114	$723,067

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,315	$2,600
Cash paid for interest	$1,006,605	$454,088

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$398,788	$46,284
Long term investment converted from accounts receivable	$-	$1,000,000
Derecognition of early termination of right-of-use asset	$-	$144,602
Derecognition of early termination of operating lease liabilities	$-	$152,179
Reduce of right-of-use asset and operating lease liabilities based on modification	$54,800	$-
Accumulated deficit acquired upon the reverse recapitalization	$1,603,020	$-
Deferred offering cost converted to APIC upon the reverse recapitalization	$1,100,857	$-
Forgiveness of related party’s debt	$2,135,573	$-

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

On July 28, 2022, Nature’s Miracle (California), Inc., (“NMCA”), a California corporation wholly owned by NMI was incorporated. NMCA focuses on greenhouse development services and started providing container grow sales in first quarter of 2024.

On August 18, 2022, NMI acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of NMI, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, NMI has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of NMI. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation as of September 30, 2024.

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

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of September 30, 2024 and December 31, 2023, the Company had approximately $0.04 million and $0.2 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $11.7 million and $7.4 million as of September 30, 2024 and December 31, 2023.

On October 14, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant to which the Company sold to the investor a convertible promissory note in the aggregate principal amount of $101,200 with an original issue discount of $13,200.

On November 7, 2024, the Company entered into an underwriting agreement with D. Boral Capital LLC as the underwriter, relating to a firm commitment underwritten public offering of (i) 25,133,631 units (the “Units”) at a public offering price of $0.1118 per Unit, with each Unit consisting of one share of common stock, par value $0.0001 per share, of the Company (“Common Stock”), one Series A warrant to purchase one share of Common Stock at an exercise price of $0.1118 per share and one Series B warrant to purchase such number of shares of Common Stock as determined on the Reset Date as defined thereunder, at an exercise price of $0.0001 per shares, and (ii) 1,700,000 pre-funded units (the “Pre-Funded Units”) at a public offering price of $0.1117 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) exercisable for one share of Common Stock at an exercise price of $0.0001 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash. The amount in excess of the FDIC insurance was $0 as of September 30, 2024.

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2024 and December 31, 2023, no allowance for doubtful account was recorded.

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. During the three and nine months ended September 30, 2024, there was no inventory impairment loss recorded. During the three and nine months ended September 30, 2023, there was no inventory impairment loss recorded.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore during the three and nine months ended September 30, 2024, the Company did not record any impairment charges for its investments. During the three and nine months ended September 30, 2023, the Company did not record any impairment charges for its investments.

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

Transaction prices are mostly fixed. In some contracts, when determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less. The Company had one contract with customer with installment payment terms of up to 16 months. The difference between the contract price and the Company’s cash selling price of the same products are recognized as interest income over the term of the payments. Interest income amounted to $0 and $78,385 during the three and nine months ended September 30, 2023, respectively. This contract was terminated on July 12, 2023.

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

The Company’s disaggregate revenue stream by products are summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Grow light	$3,052,727	$2,690,690	$8,518,633	$7,600,890
Indoor grow containers	-	-	143,781	-
Total revenues	$3,052,727	$2,690,690	$8,662,414	$7,600,890

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of Deferred income — contract liabilities consisted of the following as of the date indicated:

	As of September 30, 2024	As of December 31, 2023
Beginning balance	$118,909	$808,118
Prepayments from customers	796,453	1,370,836
Recognized as revenues	(538,800)	(2,060,045)
Ending balance	$376,562	$118,909

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

For issued warrants that meet all of the criteria for equity classification and issued with debt instruments, the proceeds from the sale of the debt instruments are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants is accounted for as paid-in capital. The reminder of the proceeds is allocated to the debt instrument portion of the transaction at a discount and amortized over the term of the debt instrument using the effective interest rate method.

Convertible notes

Upon adoption of ASU 2020-06 on January 1, 2021, the elimination of the beneficial conversion feature (“BCF”) and cash conversion models in ASC 470-20 that requires separate accounting for embedded conversion features in convertible instruments results in the convertible debt instruments being recorded as a single liability (i.e., there is no separation of the conversion feature, and all proceeds are allocated to the convertible debt instruments as a single unit of account). Unless conversion features are derivatives that must be bifurcated from the host contracts in accordance with ASC 815-15 or, in the case of convertible debt, if the instruments are issued with a substantial premium, in the latter case, ASC 470-20-25-13 requires the substantial premium to be attributable to the conversion feature and recorded in additional paid-in capital (APIC).

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

Loss per share

Basic loss per share is computed by dividing net loss attributable to holders of common stock by the weighted average number of common stock outstanding during the year. Diluted loss per share presents the dilutive effect on a per share basis of the potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share.

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

The carrying amount of the assets and liabilities are as follows:

As of September 30, 2024
Cash	$4,774
Prepaid expense	1,800
Property and equipment, net	4,158,291
Total assets	$4,164,865

Current portion of long-term debt	$83,122
Long-term debt, net of current portion	2,709,406
Accrued expenses	151
Intercompany payable to Visiontech	1,337,867
Total liabilities	$4,130,546

The operating results of VIE included in the unaudited condensed consolidated statements of operations are as follows for the period indicated:

	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Revenue*	$83,210	$249,631
Selling, general and administrative	(26,741)	(109,191)
Interest expense	(25,384)	(76,418)
Income tax	-	(1,700)
Net income	$31,085	$62,322

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the unaudited condensed consolidated statements of operations.

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

The following table reconcile the elements of the reverse recapitalization to the unaudited condensed consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

As of March 11, 2024
Funds held in Lakeshore’s trust account	$15,067,702
Funds held in Lakeshore’s operating cash account	198
Less: amount paid to redeem public shares of Lakeshore’s ordinary shares	(13,947,723)
Proceeds from the reverse recapitalization	1,120,177
Less: payments of transaction costs incurred by Lakeshore	(1,044,980)
Less: repayments of promissory note – related party of Lakeshore’	(75,000)
Less: notes assumed from Lakeshore	(555,000)
Less: liability assumed from Lakeshore	(1,547,814)
Less: transaction costs paid by NMI	(1,100,857)
Add: receivable assumed from Lakeshore	500,000
Net liabilities assumed from issuance of common stock upon the Merger, balance classified to retained deficit	$(2,703,474)

Note 6 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of September 30, 2024	As of December 31, 2023
Accounts receivable	$3,096,564	$1,906,222
Less: allowance for credit losses	(719,961)	(669,974)
Subtotal accounts receivable, net	2,376,603	1,236,248
Accounts receivable - related parties	1,850,601	305,669
Total accounts receivable, net	$4,227,204	$1,541,917

Provision for credit losses were $36,597 and $60,988 during the three and nine months ended September 30, 2024, respectively.

Provision for credit losses were $337,166 and $337,955 during the three and nine months ended September 30, 2023, respectively.

Movement of allowance:

Movement of allowance for credit losses consisted of the following as of the date indicated:

	September 30, 2024	December 31, 2023
Beginning balance	$669,974	$259,690
Addition	60,988	907,021
Recovery/write-off	(11,001)	(496,737)
Ending balance	$719,961	$669,974

Note 7 — Loans Receivable

In September 2022, Visiontech and CGGP, LLC (“CGGP”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $123,688. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totaled $21,038. For the three and nine months ended September 30, 2023, the Company paid $0 and $62,383, respectively. This loan has been paid off on March 17, 2023.

In September 2022, Visiontech and NewCo Vision, LLC (“NewCo”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $139,840. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totaled $23,785. For the three and nine months ended September 30, 2023, the Company paid $0 and $70,530, respectively. This loan has been paid off on March 17, 2023.

Note 8 — Cost method investment

Cost method investment consist of the following:

	As of September 30, 2024	As of December 31, 2023
10% Investment of Iluminar	$1,000,000	$1,000,000
Total	$1,000,000	$1,000,000

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. As of September 30, 2024, the shares were issued to the Company. No identified event or change in circumstances that would have a significant adverse effect on the value of investment and the Company determined no impairment was deemed necessary as of September 30, 2024.

Note 9 — Property and equipment, net

Property and equipment, net consist of the following:

	As of September 30, 2024	As of December 31, 2023
Trucks & Automobiles	$285,099	$285,099
Machinery & Equipment	67,847	67,847
Building	3,465,230	3,465,230
Land	930,000	930,000
Subtotal	4,748,176	4,748,176
Less: accumulated depreciation	(461,484)	(341,904)
Total	$4,286,692	$4,406,272

Depreciation expense during the three and nine months ended September 30, 2024 amounted to $39,860 and $119,580, respectively.

Depreciation expense during the three and nine months ended September 30, 2023 amounted to $41,694 and $125,082, respectively.

Note 10 — Loans payable

Short-term loans:

Short-term loans consist of three account receivable factoring agreements, one subordinated business loan, three third parties loans as of September 30, 2024.

Short-term loans consist of one account receivable factoring agreement and one individual loan as of December 31, 2023.

On October 23, 2023, NMI, Visiontech and Hydroman (collectively “Merchants”) entered into a standard merchant cash advance agreement with Factor H. The Company sold $768,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $503,500 was remitted to the Company, after the deduction of the total fees of $26,500. The Company agreed to pay a weekly installment of $22,814.84 for 32 weeks with a final extra payment of $38,500. The effective interest rate of this agreement was 85.36%. For the three and nine months ended September 30, 2024, the Company paid $181,950 and $409,443 principal of the loan.

On May 2, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,240,150 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $807,500 was remitted to the Company, after the deduction of the total fees of $42,500. The Company agreed to pay a weekly installment of $41,000 for 31 weeks. The effective interest rate of this agreement was 93.05%. The Company use this loan to pay off $175,315 previous loan with Factor H that dated on October 23, 2023. For the three and nine months ended September 30, 2024, the Company paid $240,656 and $310,781 principal of the loan.

On August 29, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor I. The Company sold $213,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $142,500 was remitted to the Company, after the deduction of the total fees of $7,500. The Company agreed to pay a weekly installment of $8,192 for 26 weeks. The effective interest rate of this agreement was 84.22%. For the three and nine months ended September 30, 2024, the Company paid $15,015 and $15,015 principal of the loan.

On September 27, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor J. The Company sold $72,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $47,470 was remitted to the Company, after the deduction of the total fees of $2,530. The Company agreed to pay a weekly installment of $3,021 for 24 weeks. The effective interest rate of this agreement was 88.98%. For the three and nine months ended September 30, 2024, the Company paid $0 and $0 principal of the loan.

On September 30, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor K. The Company sold $181,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $115,955 was remitted to the Company, after the deduction of the total fees of $9,045. The Company agreed to pay a weekly installment of $7,552 for 24 weeks. The effective interest rate of this agreement was 94.36%. For the three and nine months ended September 30, 2024, the Company paid $0 and $0 principal of the loan.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. As of September 30, 2024 and December 31, 2023, outstanding balance amounted to $671,673 and $409,443, respectively.

On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan was extended to April 15, 2025. The loan balance as of September 30, 2024 and December 31, 2023 was $100,000 and $100,000, respectively.

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

On March 11, 2024, NMI, Redone and Deyin Chen (Bill) entered into agreement that $50,000 owed to Deyin Chen (Bill) will be assigned to Redone and the Company will assume the outstanding balance of the loan of $430,000, The loan shall bear interest of 8% per annum. $50,000 initially shall be paid by the Company no later than first month anniversary of March 11, 2024, further extended to May 31, 2024 and had been paid on July 29, 2024. Second payment of $150,000 shall be paid by September 11, 2024, further extended to be due upon the completion of a capital raise by the Company on November 7, 2024, and had been paid on November 11, 2024. The last payment of $230,000 shall be paid by December 11, 2024. Interest expenses of approximately $11,537 and $19,132 was accrued during the three and nine months ended September 30, 2024, respectively.

On June 6, 2024, the Merchants entered into a subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $288,750, including the administrative agent fee of $13,750. The Company agreed to pay a weekly installment of $15,056 for 28 weeks. The effective interest rate of this agreement was 99.88%. The collateral consists of the Company’s right, title and interest in and to including the Company’s financial assets, goods, accounts, equipment, inventory, contract rights or rights to payment of money. The Company received the net proceeds on June 7, 2024. For the three and nine months ended September 30, 2024, the Company paid $255,808 and $275,000 principal of the loan.

On September 25, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $315,000, including the administrative agent fee of $15,000. The Company agreed to pay a weekly installment of $16,425 for 28 weeks. The effective interest rate of this agreement was 90.22%. The Company use this loan to pay off $195,806 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC that dated on June 6, 2024. For the three and nine months ended September 30, 2024, the Company paid $0 and $0 principal of the loan.

The Company also make the following principal payments for the below loans for the period ended September 30, 2023:

On August 31, 2022, the Merchants entered into a standard merchant cash advance agreement with Factor A. Merchants sells to Factor A $1,065,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor A remitted the net purchase price of $712,500 to Merchants, after deducting the total fees of $37,500. Merchants agreed to pay a weekly installment of $26,625 for 40 weeks to Factor A until Factor A received the total purchased amount of receipts. The effective interest rate of this agreement was 105.19%. During the three and nine months ended September 30, 2023, the Company paid $0 and $326,233 principal of the loan, respectively.

On September 1, 2022, Visiontech entered into a receivables purchase agreement with another Factor B. Visiontech sold to Factor B $458,500 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor B disbursed the net purchase price of $339,465 to Visiontech, after deducting the origination fees of $10,500. Visiontech agreed to pay a weekly installment of $8,817.31 for 52 weeks to Factor B until Factor B received the total purchased amount of receipts. The effective interest rate of this agreement was 55.79%. During the three and nine months ended September 30, 2023, the Company paid $0 and $262,157 principal of the loan, respectively.

On October 31, 2022, Hydroman entered into a receivables purchase agreement with Factor C. Hydroman sold to Factor C $675,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor C remitted the net purchase price of $485,000 to Hydroman, after the deduction of the origination fees of $15,000. Hydroman agreed to pay a weekly installment of $16,071 for 42 weeks to Factor C until Factor C receive the total purchased amount of receipts. The effective interest rate of this agreement was 106.56%. During the three and nine months ended September 30, 2023, the Company paid $0 and $367,632 principal of the loan, respectively.

On October 31, 2022, Visiontech entered into a future receivable sale and purchase agreement with a capital management institution D at a sale price of $100,000, after the deduction of the origination fees of $10,000. According to the agreement, the amount of receivables being sold was $149,000 with 20% purchased percentage and the estimated daily payment amount is $1,490 for 20 weeks. The effective interest rate of this agreement was 85.25%. During the three and nine months ended September 30, 2023, the Company paid $0 and $68,868 principal of the loan, respectively.

On November 2, 2022, Hydroman entered into a receivables purchase agreement with Factor E. Hydroman sold to Factor E $374,750 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor E remitted the net purchase price of $225,000 to Hydroman, after the deduction of the total closing costs of $25,000. Hydroman agreed to pay a weekly installment of $15,615 for 24 weeks to Factor E until Factor E receive the total purchased amount of receipts. The effective interest rate of this agreement was 84.67%. During the three and nine months ended September 30, 2023, the Company paid $0 and $188,441 principal of the loan, respectively.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor F. The Company sold to Factor F $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor F remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor F until Factor F receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%. During the three and nine months ended September 30, 2023, the Company paid $0 and $110,977 principal of the loan, respectively.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor G. The Company sold to Factor G $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor G remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor G until Factor G receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%. During the three and nine months ended September 30, 2023, the Company paid $0 and $110,977 principal of the loan, respectively.

On September 21, 2022, Hydroman signed a commercial loan with WebBank for the principal amount of $100,000. This loan requires a weekly installment payment of $2,244.38 for 52 weeks. The effective interest rate of this loan was 31.22%. The Company paid off this loan on June 14, 2023. During the three and nine months ended September 30, 2023, the Company paid $0 and $76,064 principal of the loan, respectively.

On September 18, 2022, Hydroman and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $35,508 and financed $26,387 of it. Hydroman needs to pay a monthly installment of $3,065 for six months with the last installment due on May 19, 2023. The effective interest rate of this loan was 10.80%. The Company paid off this loan on May 16, 2023. During the three and nine months ended September 30, 2023, the Company paid $0 and $14,922 principal of the loan, respectively.

On February 13, 2023, Hydroman and First Insurance Funding entered into a premium financing agreement with a total gross policy premium and related fees of $4,812 and financed $4,461 of it. Hydroman needs to pay a monthly installment of $481 for ten months with the last installment due on December 13, 2023. The effective interest rate of this loan was 16.85%. The Company terminated the insurance policy and this loan on June 15, 2023. During the three and nine months ended September 30, 2023, the Company paid $0 and $4,812 principal of the loan, respectively.

Short-term loans — related parties: refer to Note 12 Related Party transactions.

Interest expenses for short term loans amounted to $376,794 and $805,009 during the three and nine months ended September 30, 2024, respectively.

Interest expenses for short term loans amounted to $98,490 and $480,304 during the three and nine months ended September 30, 2023, respectively.

Long-term debts:

Long-term debts consist of three auto loans, one building loan, and one secured business loan as of September 30, 2024 and December 31, 2023.

The outstanding amount of the auto loans were $89,898 and $114,621 as of September 30, 2024 and December 31, 2023, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. During the three and nine months ended September 30, 2024, the Company made total payments of $7,743 and $24,723 towards the auto loans, respectively. During the three and nine months ended September 30, 2023, the Company made total payments of $8,230 and $24,398 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans as of September 30, 2024 are as follows:

Twelve months ended September 30,	Repayment
2025	$36,581
2026	30,313
2027	23,004
Total	$89,898

The outstanding amount of the building loan was $2,792,528 and $2,852,597 as of September 30, 2024 and December 31, 2023, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the west. The loan requires monthly installment payment of $15,165 with the last installment due on January 10, 2032. During the three and nine months ended September 30, 2024, the Company made total payments of $20,113 and $60,070 towards the loan, respectively. During the three and nine months ended September 30, 2023, the Company made total payments of $19,394 and $58,225 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan as of September 30, 2024 are as follows:

Twelve months ended September 30,	Repayment
2025	$83,122
2026	86,155
2027	89,298
Thereafter	2,533,953
Total	$2,792,528

The outstanding amount of the secured business loan was $3,168,575 and $3,281,526 as of September 30, 2024 and December 31, 2023, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the three and nine months ended September 30, 2024, the Company made total payments of $39,199 and $112,951 towards the loan, respectively. During the three and nine months ended September 30, 2023, the Company made total payments of $31,534 and $31,354 towards the loan, respectively.

Minimum required principal payments towards the Company’s secured business loan as of September 30, 2024 are as follows:

Twelve months ended September 30,	Repayment
2025	$173,838
2026	204,702
2027	241,047
Thereafter	2,548,988
Total	$3,168,575

Interest expenses for long term loans amounted to $157,506 and $477,809 during the three and nine months ended September 30, 2024, respectively.

Interest expenses for long term loans amounted to $34,558 and $91,152 during the three and nine months ended September 30, 2023, respectively.

Note 11 — Convertible notes

The Company entered into a series of convertible note agreements with investors as described below. The Company also determined that the embedded conversions in the notes meets the scope exception to be considered indexed to a reporting’s own stock based on the two-step approach in accordance with ASC 815-40-15 and does not require to be separately accounted for as a derivative. As a result, the Company classified all the convertible notes as a debt instrument in its entirely.

On July 3, 2024, the Company signed four convertible note agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $0.442. $410,000 had been deposited into the Company’s bank account in July 2024. For the three and nine months ended September 30, 2024, the Company paid $0 and $0 principal of the notes.

On July 17, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant to which the Company sold, in a private placement, a $180,000 convertible note with an original issue discount of $27,500, and a warrant to purchase up to 217,500 shares of common stock at an exercise price of $0.87 per share. As consideration for entering into the securities purchase agreement, the Company issued a total of 180,000 shares to the investor on July 19, 2024. The warrant is exercisable on July 17, 2024 until five years from July 17, 2024. Approximately $58,090 from the convertible note proceeds was allocated to issuance of ordinary shares and warrants based on relative fair value. On July 30, 2024, the note was terminated as a result of the Company’s full payment of the note’s principal amount. As a result, all obligations under the note have been satisfied, and the note is no longer outstanding.

On August 13, 2024, the Company entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount; with additional tranches of financing of up to $1.0 million in the aggregate during the next twelve months subject to further agreement by and between Diagonal and the Company. The initial funding shall be payable in 10 equal monthly installments of $20,350. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price.  For the three and nine months ended September 30, 2024, the Company paid $18,170 and $18,170 principal of the note.

On September 18, 2024, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $107,880 with an original issue discount of $14,880. The offering closed on September 20, 2024. For the three and nine months ended September 30, 2024, the Company paid $0 and $0 principal of the note.

Interest expenses in connection with the convertible notes for the three and nine months ended September 30, 2024 amounted to $129,218 and $129,218, respectively.

Note 12 — Related party transactions

Purchases and accounts payable – related parties:

UniNet Global Inc. (“Uninet”), a vendor whose stockholder is Zhiyi (Jonathan) Zhang who is also one of the stockholders and management of the Company, sold certain products to Visiontech. On September 24, 2024, the Company entered into a trade payable forgiveness agreement with Visiontech, Uninet and NMI, relating to the cancellation of a portion of outstanding trade payables owed by Visiontech to Uninet. Visiontech owed Uninet a trade payable in the amount of $2,713,073 as of June 30, 2024. Pursuant to the trade payable forgiveness agreement, Uninet agreed to cancel the outstanding trade payable of $2,135,573, leaving a remaining balance of $577,500 still payable by Visiontech to Uninet. The debt forgiveness was recorded as an increase in additional paid in capital of $2,135,573 as a result of related party transaction. On July 29, 2024, Visiontech made a payment of $5,000 to Uninet. As of September 30, 2024 and December 31, 2023, the outstanding accounts payable amount due to Uninet was $572,500 and $2,758,074, respectively.

From 2022 to April 2023, Jinlong (David) Du, the CEO of Megaphoton, was also the Director of NMI and will serve as Director of the Company following the Merger with Lakeshore. On April 17, 2023, Jinlong Du resigned from his position as a member of the NMI’s board of director and will not serve as the Company’s director post merger. For the four months ended April 30, 2023, the purchases Visiontech made from Megaphoton was $92,416 and the purchases Hydroman made from Megaphoton was $0. Hydroman and Megaphoton ended the exclusive supplier agreement on May 4, 2023.

On April 11, 2023, one of the Company’s customers and vendors, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. During the three and nine months ended September 30, 2024, the purchases made from Iluminar was $0 and $1,160, respectively. During the three and nine months ended September 30, 2023, the purchases made from Iluminar was $0 and $0, respectively.

Revenue and accounts receivable - related party:

During the three and nine months ended September 30, 2024, the sales revenue from Iluminar was $1,135,628 and $2,129,726, respectively. During the three and nine months ended September 30, 2023, the sales revenue from Iluminar was $10,425 and $35,522, respectively. As of September 30, 2024 and December 31, 2023, the account receivable from Iluminar was $1,850,601 and $305,669, respectively.

Deferred income – contract liabilities - related party:

As of September 30, 2024 and December 31, 2023, the deferred income - contract liabilities from Iluminar was $64,468 and $0, respectively.

Other payables — related parties

For the year ended December 31, 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fee for the Company. As of September 30, 2024 and December 31, 2023, the outstanding amount due to NMCayman was $170,000 and $170,000, respectively.

For the year ended December 31, 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. As of September 30, 2024 and December 31, 2023, the outstanding amount due to Yang Wei was $23,813 and $23,813, respectively.

For the year ended December 31, 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023, September 4, 2023, and July 1, 2024, Zhiyi (Jonathan) Zhang paid another $1,000,$557, $8,184 for normal business operating expenses, respectively. On October 11, 2023, the Company paid off $28,501 of the balance. As of September 30, 2024 and December 31, 2023, the outstanding amount due to Zhiyi (Jonathan) Zhang was $9,184 and $1,000.

In September 2024, James Li paid a total amount of $30,000 of normal business operating fee for the NMCA. As of September 30, 2024, the outstanding amount due to James Li was $30,000.

As of September 30, 2024 and December 31, 2023, accrued interest expense from related parties, were $115,661 and $63,141, respectively, which were included in other payable related parties on the Company’s balance sheets. (see Short-term loans — related parties for detail).

Loan receivable — related parties:

	As of September 30, 2024	As of December 31, 2023
Loan to Lakeshore Acquisition II Corp.	$-	$460,000
Total loan receivable – related parties	$-	$460,000

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

Interest income for loan receivable – related parties amounted to $0 and $0 during the three and nine months ended September 30, 2024, respectively.

Interest income for loan receivable – related parties amounted to $2,218 and $4,643 during the three and nine months ended September 30, 2023, respectively.

Short-term loans — related parties

On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently further extended to August 15, 2024, and finally extended to April 15, 2025. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. The loan balance as of September 30, 2024 and December 31, 2023 was $60,000 and $60,000. As of September 30, 2024 and December 31, 2023, the accrued interest of this loan was $10,849 and $7,186, respectively.

In December 2022, the Company signed two loans with Tie (James) Li, the Company’s CEO, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. The Company made $500,000 payments towards the loan on June 16, 2023. The $110,000 loan was further extended to February 15, 2024, subsequently extended to August 15, 2024, and finally extended to April 15, 2025. The loan balance as of September 30, 2024 and December 31, 2023 was $60,000 and $110,000, respectively. The accrued interest of this loan as of September 30, 2024 and December 31, 2023 was $15,400 and $8,800, respectively.

On July 11, 2023, Lakeshore signed one loan with Tie (James) Li for a principal amount of $125,000 with 8% interest rate. This loan was required to be paid in full before November 11, 2023. On December 8, 2023, Lakeshore entered into a side letter to this loan agreement to extend the repayment to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. This loan was subsequently extended to September 15, 2024 and finally extended to April 15, 2025. The loan balance as of September 30, 2024 and December 31, 2023 was $125,000 and $0, respectively. As of September 30, 2024, accrued interest of this loan was $5,562.

On January 17, 2023, the Company and NMCayman, one of the stockholders of the Company, entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024, and finally extended to April 15, 2025. As of September 30, 2024 and December 31, 2023, accrued interest of this loan was $43,517 and $24,276.

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024, and finally extended to April 15, 2025. As of September 30, 2024 and December 31, 2023, the accrued interest of this loan was $40,333 and $22,500.

On April 1, 2023, NMI and NMCayman entered into a loan agreement for the principal amount of $160,000 with 8% interest rate. This loan had been paid in full on June 13, 2023.

Interest expense for short-term loan - related parties amounted to $18,316 and $52,519 during the three and nine months ended September 30 2024, respectively.

Interest expense for short-term loan - related parties amounted to $42,381 and $68,414 during the three and nine months ended September 30 2023, respectively.

Note 13 — Income taxes

As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three and nine months ended September 30, 2024 were 0.0% and 0.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 were 27.8% and 21.9%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

Note 14 — Equity

Reverse recapitalization

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

The shares were valued $10 per share, of which $1.0 million (100,000 shares awarded pertaining to loan guarantee for the Newtek loan) was expensed as finance expense in the Company unaudited condensed consolidated statements of operations during the nine months ended September 30, 2024. $660,000 was expensed in Lakeshore’s statements of operations and carried over as retained deficit after the Merger. The shares in connection with the loans have been issued during the close of the Merger.

Stock compensation

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

On April 2, 2024, the Company entered into an investor relations consulting agreement with MZHCI LLC (“MZHCI”) pursuant to which MZHCI will provide investor relations services to the company and the agreement has a term of six months. The Company will pay $14,000 cash per month and to issue MZHCI 150,000 shares of restricted common stock, 75,000 shares will be vested immediately upon signing the agreement and 75,000 shares will vest on October 1, 2024. The fair value of the shares was approximately $143,000 at $0.95 per share. The 150,000 shares were issued on May 7, 2024.

For the three and nine months ended September 30, 2024, the Company recorded stock compensation expenses of $848,075 and $1,215,880, respectively. Those stock compensation expenses are included in the Company’s operating expenses.

Shares issued with July convertible notes

On July 19, 2024, the Company issued a total of 180,000 shares to the investor pursuant to a securities purchase agreement (See Note 11 on Convertible notes for detail). The fair value of the shares was approximately $81,000 at $0.45 per share.

Public Offering

On July 29, 2024, the Company closed an underwriting public offering for the sale of 5,000,000 units at a public offering price of $0.24 per unit, with each unit consisting of: (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for aggregate net proceeds of $1.2 million after deducting underwriting discounts and other offering expenses. The warrant is immediately exercisable on the date of issuance at an exercise price of $0.24 per share and expires five years from the closing date of the offering.

Warrants:

Warrants issued prior to reverse recapitalization

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

Warrant issued with July convertible notes

On July 17, 2024, the Company issued a total of 217,500 warrants in connection with a securities purchase agreement, granting the option to purchase up to 217,500 shares of common stock at an exercise price of $0.87 per share. The warrant is exercisable on July 17, 2024 until five years from July 17, 2024 (See Note 11 on Convertible note for detail). The fair value of the warrants was approximately $4,600 at $0.02 per warrant.

The issuance of the warrants described above were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

The total number of these warrant shares is subject to adjustments for stock splits, recapitalizations and reorganizations. If the Company issues or sells any shares of common stock or other securities for a price per share, exercise price, or conversion price, as the case may be, that is less than the current exercise price of the warrant, subject to exceptions, the exercise price of the warrant will be adjusted to match the price per share, exercise price, or conversion price, in the issuance, as applicable.

Series A Warrant issued in July Public offering

On July 29, 2024, the Company issued a total 5,000,000 Series A warrant, each entitling the holder to purchase one share of common stock at a public offering price of $0.24 per unit. The Series A warrant is immediately exercisable on the date of issuance at an exercise price of $0.24 per share and expires five years from the closing date of the offering (See above Public Offering for detail). The fair value of the warrants was approximately $100,500 at $0.02 per warrant.

The Series A warrants are exercisable at any time after their original issuance up to the date that is five years after their original issuance. The Series A warrants will be exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice accompanied by payment in full in immediately available funds for the number of shares of Common Stock subscribed for upon such exercise (except in the case of a cashless exercise as discussed below). If a registration statement registering the issuance of the shares of Common Stock underlying the Series A warrants under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the Series A warrants through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the Series A warrants.

The exercise price per whole share of Common Stock issuable upon exercise of Series A warrants is $0.24 per share. The exercise price and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, dilutive issuances or similar events. In addition, with respect to Series A warrants, subject to certain exemptions outlined in the Series A warrants, if we sell, enter into an agreement to sell, or grant any option to purchase, or sell, enter into an agreement to sell, or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock, at an effective price per share less than the exercise price of the Series A warrants then in effect, the exercise price of the Series A warrants shall be reduced to equal the effective price per share in such dilutive issuance, provided, however, in no event shall the exercise price of the Series A warrants be less than $0.05.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
			US$
December 31, 2023	-	-	$-	-
Converted upon the reverse recapitalization	3,625,750	3,625,750	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
March 31, 2024	3,625,750	3,625,750	$11.50	4.95
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
June 30, 2024	3,625,750	3,625,750	$11.50	4.70
Granted	5,217,500	5,217,500	$0.27	5.00
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2024	8,843,250	8,843,250	$4.87	4.67

Note 15 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2024 and December 31, 2023, $38,820 and $219,553, respectively, were deposited with various major financial institutions in the United States.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the three and nine months ended September 30, 2024 and during the three and nine months ended September 30, 2023, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 12— Related party transactions.

	For the three months ended September 30, 2024	For the nine months ended September 30, 2024	As of September 30, 2024
	Percentage of Revenue	Percentage of Revenue	Percentage of Account Receivable
Illuminar	37%	25%	43%
Customer A	15%	21%	37%
Customer C	<10%	10%	<10%

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023	As of December 31, 2023
	Percentage of Revenue	Percentage of Revenue	Percentage of Account Receivable
Customer C	<10%	13%	13%
Customer G	19%	<10%	31%
Customer H	<10%	<10%	12%
Customer I	11%	<10%	10%
Iluminar	<10%	<10%	18%
Customer E	<10%	10%	<10%
Customer J	11%	<10%	10%

During the three and nine months ended September 30, 2024 and during the three and nine months ended September 30, 2023, the major vendors of the Company are as below. Both Megaphoton and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 12— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the three months ended September 30, 2024	For the nine months ended September 30, 2024	As of September 30, 2024
	Percentage of Purchase	Percentage of Purchase	Percentage of Account Payable
Megaphoton Inc.	<10%	<10%	62%
Vendor A	31%	42%	<10%
Vendor B	25%	<10%	<10%
Vendor E	18%	31%	15%
Vendor F	11%	<10%	<10%

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023	As of December 31, 2023
	Percentage of Purchase	Percentage of Purchase	Percentage of Account Payable
Vendor A	75%	63%	<10%
Vendor B	10%	<10%	<10%
Megaphoton Inc.	<10%	<10%	62%
UniNet Global Inc.	<10%	<10%	20%

Note 16 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicles, offices and warehouses space in California, Pennsylvania and Texas. $582,890 and $503,089 of operating lease right-of-use assets and $686,457 and $517,356 of operating lease liabilities were reflected on the September 30, 2024 and December 31, 2023 financial statements, respectively.

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

On July 20, 2024, Visiontech entered into a lease agreement for another vehicle. The leasing term began on September 3, 2024 and will terminate on August 3, 2028 with a first installment of $16,100 and then continuously monthly payment of $2,403.

As of September 30, 2024 and December 31, 2023, the weighted-average remaining operating lease term of its existing leases is approximately 2.52 and 1.45 years, respectively. As of September 30, 2024 and December 31, 2023, the average discount rate of its existing leases is approximately 7.10% and 6.81%, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease cost	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$119,263	$93,821	$287,508	$335,566
Other information
Cash paid for amounts included in the measurement of lease liabilities	81,974	99,778	198,208	353,350

The supplemental balance sheet information related to leases for the period is as follows:

	As of September 30, 2024	As of December 31, 2023
Operating leases
Right of use asset	582,890	503,089
Lease Liability – current portion	451,417	359,459
Lease Liability – net of current portion	235,040	157,897
Total operating lease liabilities	$686,457	$517,356

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended September 30,	Operating Lease
2025	$482,741
2026	135,554
2027	92,163
Thereafter	26,431
Less: Imputed interest/present value discount	(50,432)
Present value of lease liabilities	$686,457

Note 17 — Contingencies

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

Note 18 — Subsequent events

On October 14, 2024, the Company issued and sold to an investor a promissory note in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200) (the “October 2024 Private Placement”). The note bears a one-time interest charge of 14% of the principal amount. Accrued, unpaid interest and outstanding principal will be due in ten payments, each in the amount of $11,536.80. The first payment will be due November 15, 2024 with nine subsequent payments due on the 15th of each month thereafter. Only upon occurrence of an event of default under the note, the note will be convertible into common stock at a conversion price equal to 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date.

On October 18, 2024, NM Rebate, Inc.(“NM Rebate”), a California corporation wholly owned by NMI was incorporated. NM Rebate focus on energy rebate solutions combined with the supply of LED lights that qualify for energy-saving rebates provided by large Utility companies throughout the U.S.

On October 24, 2024, the Company received a notification letter from with The Nasdaq Stock Market LLC (“Nasdaq”) (the “Delisting Notice”) notifying the Company that, as a result of the Company’s failure to regain compliance with Nasdaq’s continued listing requirements under Nasdaq’s Listing Rule 5450(b)(2)(A), requiring the market value of listed securities to be at least $50,000,000 for continued listing (the “MVLS Rule”), and Listing Rule 5450(b)(1)(C) requiring the market value of its publicly held shares to be at least $5,000,000 for continued listing (the “MVPHS Rule”) under Listing Rule 5450(b)(1)(C) (the “MVPHS Rule”) by the previously imposed deadline of October 23, 2024, Nasdaq has determined to delist the Company’s common stock from the Nasdaq Global Market.

On October 30, 2024, the Company submitted a request for a hearing to appeal this determination. The hearing request stays the suspension of the Company’s securities. At the hearing, which will be held on December 17, 2024, the Company will present a plan to regain compliance, and request an extension to demonstrate compliance with the Nasdaq continued listing requirements.

Pursuant to board resolution dated October 25, 2024, the Company approved the issuance of 400,000 restricted shares of common stock, par value $0.0001 per share to Alta Waterford LLC for service provided related to digital advertising and social media platform. The shares shall be issued pursuant to the 2024 Incentive Plan. The fair value of the shares was approximately $58,000 at $0.15 per share.

On October 22, 2024, Growterra, LLC (“Growterra”) filed a complaint against the Company and the Company’s chief executive officer in the Court of Common Pleas, Hamilton County, Ohio, alleging that it purchased lighting products from the Company, under which the Company would provide Growterra software, IP, and design documentation related to hydroponic containers and identify Growterra as an additional insured on the Company’s product liability insurance. Growterra alleges the Company failed to perform these obligations. Growterra is alleging breach of contract, fraud, and misappropriation of trade secrets as well as related causes of action. Growterra does not state an amount of damages but is also seeking rescission. The Company has not yet answered.

On October 30, 2024, Visiontech filed a cross-complaint against Beverly Hills View, Inc. (“BHV”) in Los Angeles Superior Court. This action responded to an initial lawsuit filed by BHV on August 29, 2024, in which BHV claimed that the lighting products received were unsuitable for its cannabis growing operation and claiming damages of $2,500,000.

On November 7, 2024, the Company entered into an underwriting agreement with D. Boral Capital LLC as the underwriter, relating to a firm commitment underwritten public offering of (i) 25,133,631 units (the “Units”) at a public offering price of $0.1118 per Unit, with each Unit consisting of one share of common stock, par value $0.0001 per share, of the Company (“Common Stock”), one Series A warrant to purchase one share of Common Stock at an exercise price of $0.1118 per share and one Series B warrant to purchase such number of shares of Common Stock as determined on the Reset Date as defined thereunder, at an exercise price of $0.0001 per shares, and (ii) 1,700,000 pre-funded units (the “Pre-Funded Units”) at a public offering price of $0.1117 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) exercisable for one share of Common Stock at an exercise price of $0.0001 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

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

We focus on the greenhouse and cultivation industry and aim at providing integrated greenhouse solutions, including grow lights, dehumidifiers, coco and grow media for vertical farming and multiple growing system. These systems enable year-round cultivation of crops, avoids harsh environments with very cold or hot climate. Many states focused on farming are limited to grow crops are certain months such as Spring to Fall only, and or are too far from production states too have fresh produce year-round. There are cost advantages also as vertical farming systems produces a much higher yield per acre of land. In most cases, water consumption is much lower, up to 90%. Many indoor growers can locate closer to large population centers which can significantly reduce cost of trucking, and lead time whilst reducing carbon emissions as well.

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

We operate mainly through two subsidiaries in California, Visiontech and Hydroman. Visiontech is known for the brand “eFinity” and provides high-efficiency and high-quality grow lights, grow media, fixtures and other related equipment; Hydroman supplie commercial greenhouse developers and owners with professional lighting technology and equipment.

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

Trends and Expectations

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

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2024 and 2023

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months Ended			Percentage
	2024	2023	Change	Change
Revenues	3,052,727	2,690,690	362,037	13.5%
Cost of revenues	2,824,614	2,531,922	292,692	11.6%
Gross profit	228,113	158,768	69,345	43.7%
Operating expenses	2,223,550	579,827	1,643,723	283.5%
Loss from operation	(1,995,437)	(421,059)	(1,574,378)	373.9%
Total other expense, net	(754,899)	(138,070)	(616,829)	446.8%
Loss before income taxes	(2,750,336)	(559,129)	(2,191,207)	391.9%
Total benefit of income taxes	-	(155,163)	155,163	(100.0)%
Net Loss	(2,750,336)	(403,966)	(2,346,370)	580.8%
Gross profit % of revenues	7.5%	5.9%
Net Loss % of revenues	(90.1)%	(15.0)%

Revenue

Revenue for the three months ended September 30, 2024 increased 13.5% to $3,052,727 as compared to $2,690,690 for the three months ended September 30, 2023. Revenue increased due to rising customer demand from existing customers and also new customers achieved via additional hiring of five sales-workers in first half of 2024 and the availability of new product lines that are new to 2024.

For the three months ended September 30, 2024 and 2023, we had 59 and 73 customers, respectively. Average revenue per customer for the three months ended September 30, 2024 and 2023 were approximately $51,741 and $36,859, respectively. Our revenue from top 5 customers for the three months ended September 30, 2024 was approximately $2.3 million compared to approximately $1.6 million for the three months ended September 30, 2023, representing an increase of 45.0%. The higher average sale and increased revenue from top 5 customer are reflective of higher industry demand.

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

Also, our principal business is in CEA industry which rapidly expanding due to growing consumer demand for low-environmental-impact food, local food systems, and improved accessibility to high-quality produce with shorter supply chains. In addition, our access to capital market will allow us to expend significant resources to compete, increase our product supply and develop new products and new market. Starting in 2023, the Company has two customers supplying LED lighting to growers that apply to rebate programs with utility companies. Utility companies are incentivizing volume users of electricity to convert to LED lighting by providing rebates. The rebate process can take time to verify and document by Utility companies resulting in payments of 60 to 120 days. The Company believes the credit quality of rebate payers more than offset the risk of long collection turnover of receivables. For the three months ended September 30, 2024 and 2023, the Company has sold via these programs with total sales to two customers of approximately $0.5 million and nil, respectively.

Costs of Revenue

Costs of revenue for the three months ended September 30, 2024 increased 11.6% to $2,824,614 as compared to $2,531,922 for the three months ended September 30, 2023. Cost of revenue increased primarily due to the increase in revenue, which was in turn primarily driven by higher sales volume of our products due to higher customer demand.

Gross profit

Gross profit was $228,113 and $158,768 for the three months ended September 30, 2024 and 2023, respectively. The gross margin for the three months ended September 30, 2024 increase to 7.5% from 5.9% for the three months ended September 30, 2023. The increase was due to a combination of customers moving to premium grow lighting such as our own “Efinity” brand, more favorable purchasing conditions from Asian suppliers and the same fixed costs of warehouse rent and labor are spread over higher volume of sales.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 increased 283.5% to $2,223,550 as compared to $579,827 for the three months ended September 30, 2023. The increase was mainly due to increased payroll and compensation expense of $353,003, which was attributed to increased compensation expenses provided to executives and key employees, increased professional fees of $469,503 and increased stock compensation expense of $848,075. The Company started its listing on Nasdaq in March 2024 and started paying director’s and officer’s insurance, higher legal costs related to listing and SEC filing activities, additional costs in public relations, increased stock compensation costs to employees, increased CPA review fees and outsourced providers.

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

On August 1, 2024, we and Darin Carpenter entered into the mutual termination of employment agreement and intent to transition to project-based work (the “Agreement”), in which it was agreed that Mr. Carpenter shall resign from his position as Chief Operating Officer of us effective as of July 31, 2024. Pursuant to the Agreement, our Company and Mr. Carpenter agreed that Mr. Carpenter will provide services as a consultant to us on a per project basis as needed. In addition, we agreed to fully vest 100,013 shares of common stock that was issuable to Mr. Carpenter pursuant to the employment agreement dated as of September 17, 2023, by and between us and Mr. Carpenter. We also agreed to pay Mr. Carpenter the equivalent of one month of salary payable in September 2024.

Total stock compensation expenses amounted to $848,075 for the three months ended September 30, 2024.

Other Expenses

Other expenses primarily consist of net interest expense and other finance expense related to our loans. Other expenses for the three months ended September 30, 2024 was $754,899 as compared to other expense of $138,070 for the three months ended September 30, 2023. The increase was mainly due to the interest expenses increased by $605,421.

Interest expense for the three months ended of September 30, 2024 and 2023 was $738,468 and $133,047, respectively; increased as a result of multiple convertible and high interest loans in 2024.

Income Tax Benefit

Our income tax benefit was amounted to $0 and $155,163 for the three months ended September 30, 2024 and 2023, respectively.

The effective tax rate for the three months ended September 30, 2024 and 2023 were 0 % and 27.8%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the three months ended September 30, 2024 was $2,750,336 as compared to net loss of $403,966 for the three months ended September 30, 2023, representing an increase of $2,346,370. The increase in net loss for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to increased salaries and compensation expense and stock compensation expense after merger, higher level of legal and accounting costs related to the Nasdaq listing and SEC filings, higher public relations costs, new corporate offices and higher interest expense.

For the Nine Months ended September 30, 2024 and 2023

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Nine Months Ended			Percentage
	2024	2023	Change	Change
Revenues	8,662,414	7,600,890	1,061,524	14.0%
Cost of revenues	7,669,764	7,044,591	625,173	8.9%
Gross profit	992,650	556,299	436,351	78.4%
Operating expenses	5,275,475	1,594,873	3,680,602	230.8%
Loss from operation	(4,282,825)	(1,038,574)	(3,244,251)	312.4%
Total other expense, net	(2,540,136)	(725,194)	(1,814,942)	250.3%
Loss before income taxes	(6,822,961)	(1,763,768)	(5,059,193)	286.8%
Total provision for (benefit of) income taxes	2,500	(385,853)	388,353	(100.6)%
Net Loss	(6,825,461)	(1,377,915)	(5,447,546)	395.3%
Gross profit % of revenues	11.5%	7.3%
Net Loss % of revenues	(78.8)%	(18.1)%

Revenue

Revenue for the nine months ended September 30, 2024 increased 14.0% to $8,662,414 as compared to $7,600,890 for the nine months ended September 30, 2023. Revenue increased due to rising customer demand from existing customers, a larger salesforce in 2024 and an increase in products lines and services including our rebate program that was introduced in the second half of 2023.

For the nine months ended September 30, 2024 and 2023, we had 114 and 134 customers, respectively. Average revenue per customer for the nine months ended September 30, 2024 and 2023 were approximately $75,986 and $56,723, respectively. Our revenue from top 5 customers for the nine months ended September 30, 2024 was approximately $5.4 million compared to approximately $3.5 million for the nine months ended September 30, 2023, representing an increase of 54.0%. The higher average sale and increased revenue from top 5 customer are reflective of higher industry demand.

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

Also, our principal business is in CEA industry which rapidly expanding due to growing consumer demand for low-environmental-impact food, local food systems, and improved accessibility to high-quality produce with shorter supply chains. In addition, our access to capital market will allow us to expend significant resources to compete, increase our product supply and develop new products and new market. Starting in 2023, the Company has two customers supplying LED lighting to growers that apply to rebate programs with utility companies. Utility companies are incentivizing volume users of electricity to convert to LED lighting by providing rebates. The rebate process can take time to verify and document by Utility companies resulting in payments of 60 to 120 days. The Company believes the credit quality of rebate payers more than offset the risk of long collection turnover of receivables. For the nine months ended September 30, 2024 and 2023, the Company has sold via these programs with total sales to two customers of approximately $2.5 million and nil, respectively.

Costs of Revenue

Costs of revenue for the nine months ended September 30, 2024 increased 8.9% to $7,669,764 as compared to $7,044,591 for the nine months ended September 30, 2023. Cost of revenue increased primarily due to the increase in revenue, which was in turn primarily driven by higher sales volume of our products due to higher customer demand.

Gross Profit

Gross profit was $992,650 for the nine months ended September 30, 2024 and gross profit was $556,299 for nine months ended September 30, 2023. The gross margin for the nine months ended September 30, 2024 increase to 11.5% from 7.3% for the nine months ended September 30, 2023. The increase was due to better purchasing conditions with suppliers in Asia, higher margins achieved via rebate programs, and higher sales volume spread over fixed warehousing and labor costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 increased 230.8% to $5,275,475 as compared to $1,594,873 for the nine months ended September 30, 2023. The increase was mainly due to increased payroll and compensation expense of $927,673, which was attributed to increased compensation expenses provided to executives and key employees, increased professional fees of $886,332, and increased stock compensation expense of $1,215,880. The Company started its listing on Nasdaq in March 2024 and started paying director’s and officer’s insurance, additional costs in public relations, increased stock compensation costs to employees and outsourced providers.

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

Total stock compensation expenses amounted to $1,215,880 for the nine months ended September 30, 2024.

Other Expenses

Other expenses primarily consist of net interest expense, non-cash finance expense, and other finance expense related to our loans. Other expenses for the nine months ended September 30, 2024 was $2,540,136 as compared to other expense of $725,194 for the nine months ended September 30, 2023. The increase was mainly due to the non-cash finance expense of $1.0 million and higher costs associated with a publicly-listed company.

Interest expense for the nine months ended of September 30, 2024 increased 209.8% to $1,527,443 as compared to $493,067 for the nine months ended of September 30, 2023, as a result of we obtained multiple convertible loans in 2024.

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

Income Tax Expense (Benefit)

Our income tax expense was amounted to $2,500 for the nine months ended September 30, 2024 and our income tax benefit was amounted to approximately $0.4 million for the nine months ended September 30, 2023.

The effective tax rate for the nine months ended September 30, 2024 and 2023 were 0% and 21.9%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the nine months ended September 30, 2024 was $6,825,461 as compared to net loss of $1,377,915 for the nine months ended September 30, 2023, representing an increase of $5,447,546. The increase in net loss for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to increased salaries and compensation expense, higher audit, legal, Nasdaq fees and other costs related to public companies, and stock compensation expense after merger.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of September 30, 2024, we had approximately $40,114 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $11.7 million as of September 30, 2024.

On October 14, 2024, we entered into a securities purchase agreement with a certain investor pursuant to which we sold to the investor a convertible promissory note in the aggregate principal amount of $101,200 with an original issue discount of $13,200.

On November 7, 2024, we entered into an underwriting agreement with D. Boral Capital LLC as the underwriter, relating to a firm commitment underwritten public offering of (i) 25,133,631 units (the “Units”) at a public offering price of $0.1118 per Unit, with each Unit consisting of one share of common stock, par value $0.0001 per share, of us (“Common Stock”), one Series A warrant to purchase one share of Common Stock at an exercise price of $0.1118 per share and one Series B warrant to purchase such number of shares of Common Stock as determined on the Reset Date as defined thereunder, at an exercise price of $0.0001 per shares, and (ii) 1,700,000 pre-funded units (the “Pre-Funded Units”) at a public offering price of $0.1117 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) exercisable for one share of Common Stock at an exercise price of $0.0001 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. In addition, given our ongoing capital needs, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

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

Cash Flows

The following tables set forth our selected unaudited condensed consolidated cash flow data for the periods indicated:

	For the Nine Months Ended September 30,
	2024	2023
	US$	US$
Net cash used in operating activities	(3,170,717)	(817,543)
Net cash used in investing activities	(39,803)	(257,087)
Net cash provided by financing activities	3,028,945	986,450
Effect of exchange rate changes	(71)	876
Net change in cash	(181,646)	(87,304)
Cash and cash equivalents, at the beginning of period	221,760	810,371
Cash and cash equivalents, at the end of period	40,114	723,067

Operating Activities

Net cash used in operating activities was approximately $3.2 million for the nine months ended September 30, 2024, which was mainly due to our net loss of approximately $4.0 million after adjustment of non cash items and increased accounts receivable of approximately $2.7 million due to increased revenue offset by cash inflow of approximately $1.3 million increased from accounts payable as we increased our purchase from vendors and approximately $1.7 million decreased in inventory as we used more on hand inventory.

Net cash used in operating activities was $817,543 for the nine months ended September 30, 2023, which was mainly due to our net loss of approximately $1.4 million and decrease of accounts payable of approximately $1.9 million as we payoff more vendors using on hand cash, offset by approximately $2.8 million decreased of inventory as we used more inventory on hand instead of making new purchases.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities amount to approximately $40,000 which was primarily for loan to Lakeshore of $40,000 prior to the Merger, offset by net proceed from reverse recapitalization of $197.

For the nine months ended September 30, 2023, net cash used in investing activities amount to $257,087 which was primarily for loan to related parties of $390,000, offset by loan repayment from third parties of $132,913.

Financing Activities

Net cash provided by financing activities was approximately $3.0 million for the nine months ended September 30, 2024. The main reason for the increase in net cash provided was primarily a result of net proceeds from short-term loan from third parties of $3.0 million, shares and warrants issued through July public offering of approximately $1.0 million, and convertible notes borrowing of approximately $0.8 million, offset by payments of deferred offering costs of approximately $0.3 million, repayments on long term loans which are mainly our car and mortgage loan of approximately $0.2 million, repayments on short-term loan from third parties of approximately $1.1 million, repayments on convertible notes of approximately $0.2 million.

Net cash provided by financing activities was approximately $1.0 million for the nine months ended September 30, 2023. The main reason for the increase in net cash provided was primarily a result of net proceeds from long-term loan borrowing from third parties of $3.3 million, and short-term loan borrowing from related parties of $0.8 million, offset by payments of deferred offering costs of $0.6 million, repayments on long term loans which are mainly our car and mortgage loan of $0.1 million, repayments on short-term loan from third parties of $1.8 million, and repayments on short-term loan from related parties of approximately $0.7 million.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; and (viii) a lack of controls over income tax. Following the identification of the material weaknesses and control deficiencies, we plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. generally accepted accounting principles (“GAAP”) and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, establishing an audit committee and strengthening corporate governance.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended September 30, 2024 except as described below.

On August 29, 2024, Beverly Hills View, Inc.(“BHV”) brought a lawsuit against our subsidiary Visiontech, in Los Angeles Superior Court, alleging that the lighting products BHV received were not suitable for its cannabis growing operation and claiming damages of $2,500,000. The Company believes the complaint is without merit, and Visiontech filed an answer on October 30, 2024, along with a cross-complaint on November 4, 2024, asserting that BHV failed to pay for all the products it purchased.

On October 22, 2024, Growterra, LLC (“Growterra”) filed a complaint against the Company and the Company’s chief executive officer in the Court of Common Pleas, Hamilton County, Ohio, alleging that it purchased lighting products from the Company, under which the Company would provide Growterra software, IP, and design documentation related to hydroponic containers and identify Growterra as an additional insured on the Company’s product liability insurance. Growterra alleges the Company failed to perform these obligations. Growterra is alleging breach of contract, fraud, and misappropriation of trade secrets as well as related causes of action. Growterra does not state an amount of damages but is also seeking rescission. The Company has not yet answered.

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On October 24, 2024, the Company received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) (the “Delisting Notice”) notifying the Company that, as a result of the Company’s failure to regain compliance with Nasdaq’s continued listing requirements under Nasdaq’s Listing Rule 5450(b)(2)(A), requiring the market value of listed securities to be at least $50,000,000 for continued listing (the “MVLS Rule”), and Listing Rule 5450(b)(1)(C) requiring the market value of its publicly held shares to be at least $5,000,000 for continued listing (the “MVPHS Rule”) by the previously imposed deadline of October 23, 2024, Nasdaq has determined to delist the Company’s common stock from the Nasdaq Global Market.

On October 30, 2024, the Company submitted a request for a hearing to appeal this determination. The hearing request stays the suspension of the Company’s securities. At the hearing, which will be held on December 17, 2024, the Company will present a plan to regain compliance, and request an extension to demonstrate compliance with the Nasdaq continued listing requirements.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Convertible Notes Investment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 10, 2024).
10.2	Securities Purchase Agreement dated as of July 17, 2024, by and between Nature’s Miracle Holding Inc. and the investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2024).
10.3	Convertible Promissory Note dated as of July 17, 2024, issued by Nature’s Miracle Holding Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2024).
10.4	Common Stock Purchase Warrant dated as of July 17, 2024, issued by Nature’s Miracle Holding Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2024).
10.5	Underwriting Agreement dated as of July 25, 2024, by and between Nature’s Miracle Holding Inc. and EF Hutton LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 30, 2024).
10.6	Mutual Termination of Employment Agreement and Intent to Transition to Project-Based Work dated as of August 1, 2024, by and between Nature’s Miracle Holding Inc. and Darin Carpenter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 7, 2024).
10.7	Securities Purchase Agreement dated as of August 13, 2024, by and between Nature’s Miracle Holding Inc. and the investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 16, 2024).
10.8	Convertible Promissory Note dated as of August 13, 2024, issued by Nature’s Miracle Holding Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on August 16, 2024).
10.9	Securities Purchase Agreement dated as of September 18, 2024, by and between Nature’s Miracle Holding Inc. and the investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 24, 2024).
10.10	Convertible Promissory Note dated as of September 18, 2024, issued by Nature’s Miracle Holding Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 24, 2024).
10.11	Trade Payable Forgiveness Agreement dated as of September 24, 2024, by and between Nature’s Miracle Holding Inc., Visiontech Group, Inc., Uninet Global Inc., and Nature’s Miracle, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S MIRACLE HOLDING INC.

Dated: November 14, 2024	/s/ Tie (James) Li
Tie (James) Li
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2024	/s/ George Yutuc
George Yutuc
Chief Financial Officer (Principal Financial and Accounting Officer)