Form 10-K
period 2024-12-31
Nature's Miracle Holding Inc.
filed 2025-04-16
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 001-41977

NATURE’S MIRACLE HOLDING INC.

(Exact name of small business issuer as specified in its charter)

Delaware	88-3986430
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3281 E. Guasti Rd. Suite 175

Ontario, CA 91761

(Address of principal executive offices) (Zip Code)

(909)218-4601

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NMHI	OTC Markets Group, Inc.
Warrants to purchase Common Stock, at an exercise price of $11.50 per share	NMHIW	OTC Markets Group, Inc.

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

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2024 based on the last sale of the Company’s common stock, was approximately $6,542,524.

As of April 14, 2025, the Registrant had 5,239,325 shares of common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless the context otherwise requires, references to “the Company,” “we,” “us” and “our” refer to Lakeshore prior to the closing of the Business Combination and to the post-combination company and its consolidated subsidiaries following the Business Combination, and “Nature’s Miracle” refers to the business of Nature’s Miracle prior to the Business Combination.  This Annual Report on Form 10-K (the “Annual Report”) principally describes the business and operations of the Company following the Business Combination, other than the audited consolidated financial statements for the year ended December 31, 2024 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations of Lakeshore prior to the Business Combination. Substantially concurrently with the filing of this Annual Report, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on March 15, 2024, which will include the audited consolidated financial statements of Nature’s Miracle for the year ended December 31, 2024 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

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

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Business Combination;

●	the projected financial information, anticipated growth rate and market opportunities of the Company;

●	our ability to maintain the listing of our shares of common stock on The Nasdaq Global Market and warrants on The Nasdaq Capital Market;

●	our ability to develop and sell our product offerings and services;

●	manage risks associated with seasonal trends and the cyclical nature of the agriculture industry;

●	the potential liquidity and trading of our securities;

●	our ability to acquire and protect intellectual property;

●	manage risks associated with our dependence on a small number of outside contract manufacturers;

●	our ability to respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets into which we expand or otherwise operate in;

●	our ability to enhance future operating and financial results;

●	our ability to meet future liquidity requirements, which may require us to raise financing in the future;

●	our ability to retain or recruit, or changes required in, our officers, key employees or directors;

●	our ability to implement and maintain effective internal controls; and

●	factors relating to our business, operations and financial performance, including:

○	our ability to comply with laws and regulations applicable to our business;

○	market conditions and global and economic factors beyond our control;

○	our ability to compete in the highly-competitive and evolving agriculture industry;

○	our ability to continue to develop new products and innovations;

○	our ability to enter into, successfully maintain and manage relationships with partners and distributors; and

○	our ability to acquire or make investments in other businesses, patents, technologies, products or services to grow the business, and realize the anticipated benefits therefrom.

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

PART I

Item 1. Business.

Business Overview

We are a growing agriculture technology company providing Controlled Environment Agriculture (“CEA”) hardware products to growers in the CEA industry setting in North America. We provide hardware to design, build and operate various indoor growing settings, including greenhouse and indoor growing spaces. Through our two wholly-owned subsidiaries, Visiontech Group Inc. (“Visiontech”) and Hydroman, Inc. (“Hydroman”), we provide grow lights, grow media products and dehumidifiers to indoor growers in North America. We also arrange energy rebate solutions combined with the supply of LED lights that qualify for energy-saving rebates provided by large Utility companies throughout the U.S. We have also developed fully automated container-sized units that function as indoor vertical farms were five containers can equal the output of 10 acres of farmland. For over 10 years, the Company’s subsidiaries have built industry-recognized brands and developed a robust customer base in the U.S. and Canada. We design, mid-to high end LED and Dehumidifier products, arrange manufacturing overseas and ship to our distribution warehouses in Upland and Chino, California. Grow media is packaged under our private label and imported in bulk from Europe, India and other places. Our products are consistently tested for quality and to meet specifications required by regulatory agencies. We primarily serve the North American market and in the fiscal year ended December 31, 2024 generated revenues of approximately $9.3 million and incurred a gross loss of approximately $2.8 million as compared to revenues of approximately $8.9 million and a gross loss of $0.9 million in the fiscal year ended December 31, 2023.

The Company plans to expand its business in the field of electric vehicle (EV) distribution. In late 2024, it announced distribution agreements in the Latin American Market. The Company also plans to expand in the data center and Bitcoin mining business. It has signed an agreement to acquire 51% of Future Tech Inc. in Ohio. Through March 2025, the Company has invested $700,000 to help start operations.

CEA refers to an indoor, technology-based approach to cultivating crops under optimal growing conditions. It includes the vertical farming sector and the indoor cultivation of an ever-increasing range of specialty crops for a range of applications from food to health. Vertical farming refers to the use of an artificial light environment instead of sunlight to ensure the healthy and effective growth of plants. Vertical farming was increasingly popular during the COVID-19 pandemic as supply chain disruptions and labor shortages fed fears over global food security. As a result, it has also become a demand driver for hydroponic products, which are used in the farming of plants using soilless growing media and often artificial lighting in a controlled indoor or greenhouse environment.

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

Acceleration of CEA Indoor Farming Adoption

The commercial agriculture industry is increasingly adopting more advanced agricultural technologies to improve productivity and operations. The benefits of CEA indoor farming include:

●	greater product safety, quality and consistency;

●	more reliable, climate-agnostic year-round crop supply from multiple, faster harvests per year as opposed to a single, large harvest with outdoor cultivation;

●	lower risk of crop loss from pests (and subsequently lower need for pesticides) and plant disease;

●	lower required water and pesticide use compared to conventional farming, offering incremental benefits in the form of reduced chemical runoff and lower labor requirements; and

●	potentially lower operating expenses from resource-saving technologies such as high-efficiency LED lights, precision nutrient and water systems and automation.

The implementation of CEA indoor farming continues to increase globally, driven by these factors and growth in fruit and vegetable cultivation, consumer horticulture and the continued adoption of vertical cultivation.

Increased Focus on Environmental, Social and Governance Issues

We believe that the growth and change in our end markets are driven in part by various ESG trends aimed at conserving resources and improving the transparency and security of our food supply chain. Overall, indoor farming has superior performance characteristics in terms of selected key ESG performance criteria compared to traditional agriculture:

●	More efficient land usage. Indoor farming can increase crop yields per square foot and reduce the amount of land needed to grow crops. Certain types of greenhouses can yield 20 times the yield per acre than conventional farming, according to the U.S. Department of Agriculture.

●	More efficient freshwater usage. Indoor farming allows water to be managed and recycled within a closed-loop system and therefore generally requires less water than traditional outdoor farming. In some cases, indoor farming can grow plants using ten times less water than soil farming, according to the U.S. National Park Service.

●	Decreased use of fertilizer and pesticides. In indoor farming, there is less demand for pesticide application, and growers can use fewer pesticides and apply pesticides more precisely than in traditional outdoor farming.

●	Reduced carbon emissions. Indoor farming brings large-scale farming operations closer to the end user, shortening the transport distance for ready-to-use crops.

●	Reduced food waste. Indoor farming brings food production closer to the end user and makes the time between production and consumption shorter, the product spoilage, damage and waste are reduced.

●	Chemical runoff prevention. Due to the closed-loop nature of indoor farming systems, it significantly reduces the risk of chemical runoff, which is often more difficult to control in traditional outdoor farming.

●	Supports organic farming. Indoor farming is ideal for organic farming, and consumer demand for organic farming is increasing.

COVID-19

The pandemic and outbreaks of COVID-19 have led to significant changes in consumer sentiment and behavior, which has changed the dynamics of the indoor farming industry. COVID-19 has reinforced consumer concerns about food safety and transparency in food production around the world. Indoor farming offers a more sustainable and safer alternative to traditional outdoor farming, bringing food grown closer to where it is finally consumed, thereby reducing supply chain-related risks and food waste. We believe that this increased focus on food security and sustainable sourcing will benefit our industry in the long term.

Our Core Competitive Strengths

Our Products

We are a provider of equipment for the CEA industry in North America. Our suppliers are grow light original equipment manufacturers in Asia, Europe, and North America. To reduce lead time and save logistic time and cost, we may establish a manufacturing and assembling facility in North America for grow lights in the future. Our goal is to provide our consumers with fully integrated end-to-end turnkey solutions for cultivation facilities with an emphasis on cost and efficiency.

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

Full daylight sun at noon in the summer is around 2,000 μmol/s. What the plants actually need for growing, however, is likely to be much less than that.

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

Cultiwool is our main supplier for grow media products. Cultiwool has many years of experience developing rockwool products in the Netherlands and is preferred by some of the largest industrial propagators in the world. We believe that the quality of their newest rockwool cubes is currently the best on the market. Our rockwool cubes feature Cultiwool’s unique Plant COMFORT fibre structure with the following characteristics: Cultiwool Blocks have an optimum air/water ratio for healthy root growth and allow for great continued rooting thanks to the extremely even distribution of water and electrical conductivity. These blocks have an excellent water absorption and (re)saturation rate and feature the exclusive Plant Comfort fibre structure which has a lower density of resistance during rooting with no loss of firmness. All blocks except the 3x3x3 also have the Optiplus feature, which is a unique design on the underside of the block allowing for excess water to drain away easily.

Product Name	Description of Product	Key Features	Market

Cultiwool 6” X 6” X 6”	Block Stonewool Cubes with Optidrain, with one hole, Hydroponics Grow Media

●   Superb air to water ratio

●   A fibre structure that holds water longer

●   Less resistance for the roots to grow in, resulting in stronger roots

●   Encourages faster initial rooting

●   Guaranteed firmness

North America

Product Name	Description of Product	Key Features	Market

CULTIWOOL SLAB 6” X 36” X 3”

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

Tie “James” Li is our founder, Chairman and Chief Executive Officer. He founded Nature’s Miracle, Inc. in 2022 and has served as the Company’s Chairman and Chief Executive Officer since. From February 2015 to 2022, he was the Founder and Chairman of Early Bird Investment, a private equity firm focused on agriculture, mobile gaming and clean energy. From 2006 to 2015, he was the co-founder, CFO, President and CEO of China Hydroelectric Corporation (“CHC”) which was the largest small hydroelectric company listed on NYSE. He launched China Hydroelectric Corporation in 2006 with three other co-founders and built the company into a NYSE listed company with a market capitalization of over a billion. In 2015, he led the effort to privatize and sell CHC to a public listed utility company. Mr. Li started his career with Citigroup in the investment banking unit in New York City in 1998. He has also worked at Sumitomo Mitsui Banking Corporation, HypoVereinsbank and Standard & Poor’s. Mr. Li graduated from Columbia University Graduate School of Business in New York with an MBA in 1998. He completed his Bachelor of Science degree in accounting from Brooklyn College. He also attended Beijing University undergraduate program in History. He is a Chartered Financial Analyst and a Certified Public Accountant.

George Yutuc, our Chief Financial Officer. George has been with the Company since 2023. From 2021 to 2023 he consulted with major private equity firms and a top strategy firm in the field of packaging, single use restaurant supplies, manufacturing in California and evaluating industry targets. From 2019 to 2021 he was CFO of Karat Packaging, a manufacturer and distributor of paper and plastic cups, “to go” boxes and related supplies. The company went from a privately-held $175 million company to a $300 million revenue Nasdaq-listed company during this time. Between 2001 and 2018 he served as CFO or controller in fast-growth companies including EbrokerCenter, Jet Aerospace, ScribeRight and Casestack. From 1996 to 2001, he held key positions as an audit manager, senior manager and director of corporate finance at the CPA firm Deloitte & Touche. George earned his Bachelor of Arts degree and MBA from the University of California, Los Angeles. He has served as a part-time adjunct instructor in Business Acquisitions and Finance at his alma mater from 2005 to 2020.

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

Logistics Network Throughout North America

Our two wholly owned subsidiaries, Visiontech and Hydroman, are global suppliers of CEA equipment. Through these two subsidiaries, we currently operate though a total of two warehouses in the U.S., and may establish a manufacturing facility in North America in the future.

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

Sales

Volumes of Sales and Revenues

Our revenues in the years 2024 and 2023 were primarily generated from the sales of our CEA products, through two of our subsidiaries, Hydroman and Visiontech. These products include LED fixtures, DE HPS fixtures, electronic ballast, and greenhouse hardware.

Customers

Through our subsidiaries, we primarily sell CEA products directly to wholesale CEA distributors who, in turn, supply-sell the products to other wholesalers and retailers across the U.S. and Canada. Below is the revenue generated from our top 5 customers and the percentages compared to our total consolidated revenues, during the years ended December 31, 2024, and 2023, respectively:

Nature’s Miracle Top 5 Customers for December 31, 2024 and 2023
	Sales	Percentage	Total Revenue
For 2024
Iluminar Lighting	$1,593,926	17.21%
Elevated Equipment Supply	$1,136,580	12.27%
What Rebates	$1,112,487	12.01%
Cannabis Experts	$509,390	5.50%
Boston Cannabis Co.	$383,441	4.14%
Top 5 Total for 2024	$4,735,824	51.13%	$9,261,583

For 2023
Elevated Equipment Supply	$1,170,660	13.11%
Green Light Dispensary	$791,927	8.87%
Beverly Hills View Inc.	$774,928	8.68%
Ren Farm	$691,018	7.74%
SAC Project, Inc.	$646,376	7.24%
Top 5 Total for 2023	$4,074,909	45.64%	$8,932,751

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

As of the date of this prospectus, our branded products are sourced from four different suppliers. Quality control is a critical priority for our team charged with ensuring the supply of the products from our suppliers. We seek to ensure the highest level of quality control for our products through routine factory visits, spot testing, and continual, ongoing supplier due diligence.

Our distributed products are sourced from over twelve different suppliers. We are constantly tracking current and future market trends and reviewing offerings of new suppliers.

Below is a list of our top 5 suppliers and the percentages compared to our total purchases, during the years ended December 31, 2024 and 2023, respectively:

Nature’s Miracle Top 5 Suppliers for December 31, 2024 and 2023
	Purchase Amount	Percentage	Total Purchase
For 2024
American Agricultural Innovation Technology Inc.	$3,946,814	53.07%
Sustainable Pathways Distribution LLC	$1,656,721	22.28%
Ushio America INC	$494,682	6.65%
Tianjin Textile Group Import and Export Inc.	$358,019	4.81%
ILUMINAR Lighting (V.)	$307,182	4.13%
Top 5 Total for 2024	$6,763,418	90.94%	$7,436,567
For 2023
American Agricultural Innovation Technology Inc.	$2,310,173	51.80%
Tianjin Textile Group	$1,135,096	25.45%
Megaphoton	$251,279	5.63%
Signify North America	$231,584	5.19%
Begrow Sera Ltd.	$111,012	2.49%
Top 5 Total for 2023	$4,039,144	90.56%	$4,460,029

Hydroman had previously entered into a supply agreement with one of our top suppliers, Megaphoton, on May 4, 2020, pursuant to which, Megaphoton provided manufacturing services, design and development services, marketing promotion support services, and consulting services for Hydroman’s all grow lights and other agricultural industry-related supplies products lines. The Megaphoton Supply Agreement expired on May 4, 2023.

On April 24, 2023, we entered into a strategic cooperation agreement with Sinoinnovo Technology (Guangdong) Co., Ltd., a company incorporated under the laws of China, pursuant to which Nature’s Mircle will source from Sinoinnovo its grow light systems for distribution in the U.S. and Europe. Both companies will also cooperate jointly to set up advanced manufacturing capabilities in China and the U.S.

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

Large Established Distribution Infrastructure

We currently have two warehouses in the U.S. and may establish a manufacturing facility in North America in the future.

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

Laws and regulations related to the environment, health, and safety impact us in many ways because of the ingredients used in the products included in our growing media products lines. In the U.S., products containing pesticides generally must be registered with the EPA and similar state agencies before they can be sold or used. The failure of one of our partners to obtain or cancel any such registrations, or to withdraw such pesticides from the market, could adversely affect our business, the severity of which will depend on the products involved, whether other products can be substituted, and whether our competitors are similarly affected. The pesticides in our growing media products are either licensed or exempt from such licenses by the EPA, which may be assessed by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that the pesticides in our growing media products will be restricted or not re-registered for use in the U.S. We cannot predict the outcome of any future assessments, if any, by the EPA or the severity of the impact on our business.

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

Intellectual Property

We currently own one registered trademark, “eFinity,” which was first used and in commerce on February 1, 2015 and registered with the United Stated Patent and Trademark Office under Zhiyi (Jonathan) Zhang’s personal name on January 30, 2018, Serial. No. 87-362,113, subject to a renewal and a filing of declaration of use between every 9th and 10th-year period calculated from the registration date. The mark consists of standard characters without claim to any particular font style, size or color. The trademark is classified as CLASS 9: fluorescent lamp ballasts; lighting ballasts; electrical power distribution and switch management equipment, namely, power distribution panels, electric switches, and electrical controllers. The trademark was assigned to Visiontech, our wholly owned subsidiary, by Zhiyi (Jonathan) Zhang, pursuant to the Intellectual Property Asset Purchase and Assignment Agreement between Visiontech and Zhiyi (Jonathan) Zhang dated September 8, 2022. Our branded products under the name “eFinity” provided over 65% of our total revenue in the year 2021.

Research and Development

We currently do not have any research and development centers yet. However, we plan to invest in research and development to improve our products, manufacturing processes, packaging, and delivery systems in the future.

Human Capital Resources

As of March 31, 2025, we had a total of 14 employees, all of whom are full-time. We also utilize the services of two part-time contractors. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. We strive to foster an innovative and team-oriented culture and view our human capital resources and initiatives as an ongoing priority.

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

Facilities

We have over 36,599 square feet of warehouses under leases in strategic locations, including two warehouses in the U.S. Our headquarters is located in California. We may establish a manufacturing facility in North America in the future.

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

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Except as set forth below or in note 17 to the financial statements included in this annual report, we are currently not party to any material legal proceedings.

On August 29, 2024, Beverly Hills View, Inc.(“BHV”) brought a lawsuit against our subsidiary Visiontech, in Los Angeles Superior Court, alleging that the lighting products BHV received were not suitable for its cannabis growing operation and claiming damages of $2,500,000. Visiontech cross-complained on November 4, 2024 against BHV. The cross complaint filed is grouped into sections: “Breach of Contract”, “Common Count: Goods Rendered” and “Prayer for Relief”. Breach of Contract section has 14 points, Goods Rendered has 5 points on delivery of lighting equipment, and the third section demands $720,000 in damages and costs of suit, other.

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

Corporate History and Background

Nature’s Miracle Holding Inc. was initially incorporated in the Cayman Islands on February 19, 2021 under the name Lakeshore Acquisition II Corp. (“Lakeshore”). The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. On March 11, 2022, Lakeshore consummated an initial public offering (“IPO”), after which its securities began trading on The Nasdaq Global Market.

On September 9, 2022, Lakeshore, LBBB Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as defined below (the “Merger Sub”), Nature’s Miracle, Inc., a Delaware corporation (“Nature’s Miracle”), Tie (James) Li, as the representative of the stockholders of Nature’s Miracle and RedOne Investment Limited, a British Virgin Islands company, Lakeshore’s sponsor (the “Sponsor”), acting as the representative of the stockholders of Lakeshore, entered into a Merger Agreement (as amended on June 7, 2023 by Amendment No. 1 and on December 8, 2023 by Amendment No. 2, the “Merger Agreement”), pursuant to which, among other transactions, on March 11, 2024 (the “Closing Date”), Lakeshore merged with and into LBBB Merger Corp. (the “Company”), a Delaware corporation formed for the sole purpose of reincorporating Lakeshore into the State of Delaware (the “Reincorporation”), with the Company surviving, and immediately after the Reincorporation, the Merger Sub merged with and into Nature’s Miracle, with Nature’s Miracle surviving the Merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the Business Combination (the “Closing”), the Company changed its name to “Nature’s Miracle Holding Inc.” (sometimes referred to herein as “New Nature’s Miracle”).

On February 15, 2024, Lakeshore held a special meeting of its stockholders (the “Special Meeting”) in connection with the Business Combination. At the Special Meeting, the Lakeshore stockholders voted to approve the Business Combination with Nature’s Miracle and the other related proposals.

Pursuant to the Merger Agreement, at the effective time of the Business Combination, each share of Nature’s Miracle common stock issued and outstanding immediately prior to the effective time was canceled and automatically converted into the right to receive the applicable pro rata portion of shares of common stock of New Nature’s Miracle, the aggregate value of which was equal to: (a) $230,000,000 minus (b) the estimated Closing Net Indebtedness (as defined in the Merger Agreement) (the “Merger Consideration”). Immediately after giving effect to the Business Combination, there were 26,306,764 issued and outstanding shares of New Nature’s Miracle’s common stock.

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

New Nature’s Miracle common stock commenced trading on The Nasdaq Global Market under the symbol “NMHI” and its warrants started trading under the ticker symbol “NMHIW” on The Nasdaq Capital Market (the “Capital Market”) on March 11, 2024.

July 2024 Public Offering

On July 29, 2024, we closed an underwriting public offering for the sale of 5,000,000 units at a public offering price of $0.24 per unit, with each unit consisting of: (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for aggregate gross proceeds of $1.2 million prior to deducting underwriting discounts and other offering expenses (the “July 2024 Public Offering”). The warrant is immediately exercisable on the date of issuance at an exercise price of $0.24 per share and expires five years from the closing date of the offering. EF Hutton LLC (now known as D. Boral Capital LLC) acted as the sole book running manager for the offering.

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

On January 13, 2025, we received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s securities from Nasdaq based upon the Company’s non-compliance with Listing Rule 5550(b)(1), Nasdaq’s minimum shareholders’ equity rule. As a result of the Panel’s decision, Nasdaq will suspend trading in the Company’s securities effective at the open of trading on Wednesday, January 15, 2025.

Following suspension of trading on Nasdaq, the Company’s common stock is trading on the OTC Markets Group, Inc.- Pink Market (“OTC”) under its existing symbol, “NMHI.”

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

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million as of our most recently completed second fiscal quarter and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of our most recently completed second fiscal quarter. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may benefit from specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	presentation of only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this prospectus; annual report;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements;

●	exemption from any requirement of the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may benefit from these exemptions until December 31, 2025 or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (1) December 31, 2025; (2) the first fiscal year after our annual gross revenues are $1.235 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may choose to benefit from some but not all of these reduced disclosure obligations in future filings. If we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold stock.

Item 1A. Risk Factors.

We have incurred substantial operating losses since 2022 and there is substantial doubt about our ability to continue as a going concern.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. For the fiscal years ended December 31, 2023 and December 31, 2024 we incurred substantial losses as shown in the financial statement section. Our actual revenue for the year ended December 31, 2023 and 2024 was approximately $8.9 million and $9.3 million, respectively. Such volume and relatively low gross profit margins are not enough to support high administrative costs relating to our going public and expenses as a public company. We have raised equity capital twice in 2024 but utilized most proceeds towards repayment of debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

●	financial support from our related parties and shareholders;

●	other available sources of financing from banks and other financial institutions; and

●	equity financing through capital market.

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

Our projected revenues for 2023 were $126.9 million, as set forth in the prospective financial information from Nature’s Miracle, Inc.’s management’s projections prepared and provided to the Board of Directors of Lakeshore in connection with Lakeshore’s evaluation of the Business Combination. However, the actual revenue for the year ended December 31, 2024 and 2023 for Nature’s Miracle, Inc., was approximately $9.3 million and $8.9 million, indicating a significant miss in our revenue projection. This substantial deviation from our projections may result in several risks, including:

●	the substantial shortfall in revenue may lead to severe liquidity constraints, impacting our ability to fund operations and meet financial obligations;

●	reduction in revenue may necessitate pay cuts in key areas (e.g., research and development), marketing and staffing, potentially hindering our growth and competitive position;

●	missing revenue projections by a large margin may diminish investor confidence, potentially leading to a decline in stock price and making it more difficult to obtain financings in the future; and

●	significant deviations from projected revenue may trigger increased scrutiny from regulatory bodies, necessitating more stringent reporting and compliance efforts.

These risks may threaten our operational viability and could materially adversely affect our business, financial condition and results of operations.

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

We source 100% of our products from suppliers. Our top suppliers include entities in Europe, Asia and North America. We may establish a manufacturing facility in North America in the future. Accordingly, we are subject to risks associated with operating in foreign countries, including:

●	fluctuations in currency exchange rates;

●	additional costs of compliance with local regulations;

●	in certain countries, historically higher rates of inflation than in the United States;

●	changes in the economic conditions or consumer preferences or demand for our products in these markets;

●	restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof;

●	changes in U.S. and foreign laws regarding trade and investment;

●	less robust protection of our intellectual property and proprietary rights under foreign laws; and

●	difficulty in obtaining distribution and support for our products.

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

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which requires us to document and make significant changes to our internal control over financial reporting. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these public company requirements. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

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

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment.

Our limited operating history in the CEA industry makes it difficult to accurately forecast our future operating results and evaluate our business prospects.

We launched our CEA products sales business in 2019 and have since seen rapid growth. We expect we will continue to grow as we seek to expand our indoor grower customer base and explore new market opportunities. However, due to our limited operating history, our historical growth rate may not be indicative of our future performance. The CEA industry in North America is rapidly evolving due to the constant development of technology and the variety of consumer demand. Our future performance may be more susceptible to certain risks than a company with a longer operating history. Many of the factors discussed below could adversely affect our business and prospects and future performance, including:

●	our ability to maintain, expand and further develop our relationships with indoor growing customers to meet their increasing demand;

●	our ability to develop and introduce new CEA products;

●	the continued growth and development of the CEA industry;

●	our ability to keep up with the technological developments or new business models of the rapidly evolving CEA industry;

●	our ability to attract and retain qualified and skilled employees;

●	our ability to effectively manage our growth; and

●	our ability to compete effectively with our competitors in the CEA industry.

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

During the fiscal years 2024 and 2023, we derived a significant percentage of our total revenue from a few customers. Our five largest customers in the fiscal years 2024 and 2023 accounted for 51.13% and 45.64% of our total revenue, respectively. Iluminar Lighting had been our top customer during fiscal year 2024, and Elevated Equipment supply had been our top customer during fiscal year 2023, accounting for 17.21% and 13.11% of our revenue, respectively.

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

To achieve increased revenue levels, market our products internationally, complete research and develop future products, we believe that we will be required to periodically expand our operations, particularly in the areas of sales and marketing, research and development, manufacturing, and quality assurance. As we expand our operations in these areas, management will face new and increased responsibilities. To accommodate any growth and compete effectively, we must continue to upgrade and improve our information systems, procedures and controls across our business, as well as expand, train, motivate and manage our work force. Our future success will depend significantly on the ability of our current and future management to operate effectively. Our personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition and results of operations.

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

Our warehouses are leased for periods ranging from three to five years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and have similar renewal options. If we close or stop fully utilizing a warehouse, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. As of December 31, 2024, our future minimum aggregate rental commitments warehouse leases is approximately $0.5 million. Our inability to terminate a lease when we stop fully utilizing a warehouse or exit a market can have a significant adverse impact on our financial condition, operating results and cash flows.

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

The CEA products manufacturing and sales business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of our facilities, if any, scale our production capacity, and develop new products. These expenditures are expected to include costs of constructing and commissioning new facilities, costs associated with marketing, working capital, costs of attracting and retaining a skilled local labor force, and costs associated with research and development in support of future commercial opportunities. As of the date of this annual report, we have not committed any capital towards establishing a manufacturing facility, and we do not have any current plans to build one although we may establish a manufacturing facility in the future.

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

We currently have two warehouses in California as our distribution centers. We may establish a facility in North America in the future for manufacturing and assembling light-emitting diode (“LED”) grow lights and other type of lights products for indoor growing.

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

Our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. In addition, operating equipment for CEA products manufacturing and assembling are costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, trade wars or other factors, assuming that we will establish a manufacturing facility in the near future. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, it could replace or repair such machinery or find co-manufacturers with suitable alterative machinery, which could adversely affect our business, financial condition and operating results. If our assumptions regarding these risks and uncertainties and future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

Although there have not been any product liability lawsuits brought against us as of the date of this annual report, we face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: (i) decreased demand for products that we may offer for sale; (ii) injury to our reputation; (iii) costs to defend the related litigation; (iv) a diversion of management’s time and our resources; (v) substantial monetary awards to trial participants or patients; (vi) product recalls, withdrawals or labeling, marketing or promotional restrictions; and (vii) a decline in our stock price. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We do not maintain any product liability insurance. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our top suppliers are principally located in regions that are subject to earthquakes and other natural and man-made disasters.

Our top suppliers are located in regions susceptible to natural and man-made disasters, such as the United States, the Netherlands, Poland and southern China, which have experienced either severe flooding, earthquakes, wildfires, extreme weather conditions or power loss. If there is a major earthquake or any other disaster in a region where one of our top suppliers is located, the ability of the supplier to respond to our request of products could be severely and negatively influenced. Additionally, the disasters could adversely impact the transportation condition in the region, and our ability to transport products from the supplier to our warehouses in the U.S. could be compromised, which could result in our customers experiencing a significant delay in receiving their CEA products and a decrease in our service levels for a period of time. Any such business interruption could materially and adversely affect our business, financial condition, and results of operations.

Our reliance on a limited base of suppliers for our products may result in disruptions to our business and adversely affect our financial results.

During the fiscal years 2024 and 2023, the total dollar volume of the transactions between our five largest suppliers and us accounted for 90.94% and 90.56% of our total dollar volume of the transactions between all our suppliers and us, respectively.

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

Arbitration proceedings, legal proceedings, investigations and other claims or disputes are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures, or prevent us from taking certain actions, any of which could adversely affect our business.

In the course of our business, we are, and in the future may be, a party to arbitration proceedings, legal proceedings, investigations and other claims or disputes, which have related and may relate to subjects including commercial transactions, intellectual property, securities, employee relations or compliance with applicable laws and regulations. As discussed below, we are engaged in a lawsuit relating to Megaphoton Supply Agreement.

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

We face a significant risk due to ongoing litigation that has the potential to result in future financial obligations, adversely impacting our business and profitability. The outcome of the present legal proceedings may lead to financial liabilities, such as settlements or damages, posing a material threat to our financial condition and cash flow. Moreover, adverse litigation outcomes may harm our reputation, affecting customer trust and investor confidence, thereby influencing market share and brand value. While we are actively managing and addressing the litigation, uncertainties persist, emphasizing the importance of transparency in communication with stakeholders and the implementation of effective risk mitigation strategies.

We may not be able to adequately obtain, maintain, protect or enforce our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to our registered trademark “eFinity.” We have not sought to register every one of our trademarks either in the United States or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered trademark we hold. If we are unable to obtain, maintain, protect and enforce our intellectual property on our trademark, we could suffer a material adverse effect on our business, financial condition and results of operations.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent and other intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our owned trademark is not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We regard our owned trademark “eFinity,” as having significant value and as an important factor in the success of our business. Our trademark may be challenged, infringed, circumvented, declared generic or determined to be infringing on or dilutive of other marks. Additionally, at times, competitors may adopt trademarks, trade names or service marks similar to the one we own, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark, trade name or service mark infringement claims brought against us. Over the long term, if we are unable to establish name recognition based on our trademark, we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our intellectual property and proprietary rights related to our trademark may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of these transactions, we may:

●	use cash that we may need in the future to operate our business;

●	encounter difficulties retaining key employees of the acquired company or integrating diverse facility operations or business cultures;

●	incur large charges or substantial liabilities;

●	incur additional debt on terms unfavorable to us or that we are unable to repay;

●	divert our resources to understand and comply with new jurisdictions if such acquired company is in a new country; and/or; and

●	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

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

Damage to our reputation or our brand could negatively impact our business, financial condition and results of operations.

We must grow the value of our brand to be successful. We intend to develop a reputation based on the high quality of our products, services and trained personnel, as well as on our particular culture and the experience of our customers with our recommended CEA products solutions. If we do not make investments in areas such as marketing and advertising, as well as personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, accidents from use of our products, or allegations or perceptions of non-compliance or failure to comply with ethical and operational standards, could significantly reduce the value of our brand, expose us to negative publicity, and damage our overall business and reputation.

Members of our Board will have other business interests and obligations to other entities.

None of our independent directors will be required to manage our business as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to us, provided that such activities do not compete with the business of our Company or otherwise breach their agreements with us. We are dependent on our directors and executive officers to successfully operate our Company, and their other business interests and activities could divert time and attention from operating our business.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. The principal reason that we provide forward-looking information is to provide a basis for our management to discuss its business outlook with stockholders. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of our forward-looking statements will not materialize or will vary significantly from actual results. Accordingly, our forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our forward-looking statements and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making investment decisions.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the shares of our common stock that are held by non-affiliates exceeds $700 million as of December 31 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in Lakeshore’s initial public offering of units, consummated on March 11, 2022. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our securities.

Risks Related to and Ownership of our Common Stock

The Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We have issued Warrants and Pre-Funded Warrants to purchase shares of common stock. To the extent we issue shares of common stock to effect a future business combination, the potential for the issuance of a substantial number of additional shares upon exercise of the Warrants or Pre-Funded Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, the Pre-Funded Warrants and Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of a sale, of the shares of common stock underlying the Pre-Funded Warrants and Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the Pre-Funded Warrants and Warrants are exercised, you may experience dilution to your holdings.

The Warrants and Pre-Funded Warrants are speculative in nature.

Except as otherwise set forth in the Pre-Funded Warrants and Warrants, the Pre-Funded Warrants and Warrants do not confer any rights of common stock ownership on their holders, such as voting rights, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Specifically, commencing upon Warrant Stockholder Approval, holders of the Series A Warrants may exercise their right to acquire the common stock and pay an exercise price of $0.1118 per share, subject to adjustment, from time to time, until the 5 year anniversary from the date of the Warrant Stockholder Approval, after which date any unexercised Series A Warrants will expire and have no further value, and holders of the Pre-Funded Warrants may exercise their right to acquire the common stock and pay an exercise price of $0.0001 per share, subject to adjustment, from time to time, until all of the Pre-Funded Warrants have been exercised; and commencing upon Warrant Stockholder Approval, holders of Series B Warrants may exercise their right to acquire the common stock and pay an exercise price of $0.0001 per share, subject to adjustment, from time to time, until the 2 year anniversary from the date of Warrant Stockholder Approval, after which date any unexercised Series B Warrants will expire and have no further value.

The Warrants may not be exercised until we receive the Warrant Stockholder Approval.

Under Nasdaq listing rules, the Warrants may not be exercised unless and until we obtain the Warrant Stockholder Approval. While we intend to promptly seek stockholder approval, there is no guarantee that the Warrant Stockholder Approval will ever be obtained. If we are unable to obtain the Warrant Stockholder Approval, the Warrants will have substantially less value. In addition, we will incur substantial cost, and management will devote substantial time and attention, in attempting to obtain the Warrant Stockholder Approval.

Since the Pre-Funded Warrants and Warrants are executory contracts, they may have no value in a bankruptcy or reorganization proceeding.

In the event a bankruptcy or reorganization proceeding is commenced by or against us, a bankruptcy court may hold that any unexercised Warrants or Pre-Funded Warrants are executory contracts that are subject to rejection by us with the approval of the bankruptcy court. As a result, holders of the Warrants and Pre-Funded Warrants may, even if we have sufficient funds, not be entitled to receive any consideration for their Warrants or Pre-Funded Warrants or may receive an amount less than they would be entitled to if they had exercised their Warrants or Pre-Funded Warrants prior to the commencement of any such bankruptcy or reorganization proceeding.

Stockholders may experience future dilution as a result of this and future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Investors purchasing our shares or other securities in the future could have rights superior to existing common stockholders, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the current price per share.

Our stock price may fluctuate significantly.

The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our results of operations due to factors related to our business;

●	success or failure of our business strategies;

●	competition and industry capacity;

●	changes in interest rates and other factors that affect earnings and cash flow;

●	our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;

●	our ability to retain and recruit qualified personnel;

●	our quarterly or annual earnings, or those of other companies in our industry;

●	announcements by us or our competitors of significant acquisitions or dispositions;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the failure of securities analysts to cover, or positively cover, our common stock;

●	changes in earnings estimates by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	investor perception of the Company and our industry;

●	overall market fluctuations unrelated to our operating performance;

●	results from any material litigation or government investigation;

●	changes in laws and regulations (including tax laws and regulations) affecting our business;

●	changes in capital gains taxes and taxes on dividends affecting stockholders; and

●	general economic conditions and other external factors.

Low trading volume for our common stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on stock price volatility.

Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our Stock is Trading on the OTC- Pink Market

On January 13, 2025, we received notice from Nasdaq indicating that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s securities from Nasdaq based upon the Company’s non-compliance with Listing Rule 5550(b)(1), Nasdaq’s minimum shareholders’ equity rule. As a result of the Panel’s decision, as of January 15, 2025, our common stock and our warrants are trading on the OTC under its existing symbol, “NMHI” and “NMHIW” respectively.

Since our common stock is trading on the OTC, it could negatively affect us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

If there is no viable public market for our common stock, you may be unable to sell your shares at or above your purchase price.

Although our common stock is listed on OTC, an active trading market for our shares may not be. You may be unable to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

You should consult your own independent tax advisor regarding any tax matters arising with respect to the securities offered in connection with this offering.

Participation in this offering could result in various tax-related consequences for investors. All prospective purchasers of the resold securities are advised to consult their own independent tax advisors regarding the U.S. federal, state, local and non-U.S. tax consequences relevant to the purchase, ownership and disposition of the resold securities in their particular situations.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS FILING, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT THE COMPANY’S BUSINESS OPERATIONS AND THE VALUE OF THE COMPANY’S SECURITIES.

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

Risk Management and Strategy

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

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board, or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Except as set forth below or in in note 17 to the financial statements included in this annual report, we are currently not party to any material legal proceedings.

In 2022, Megaphoton filed lawsuit in L.A. Superior Court for unpaid invoices. In March 2024, the case was dismissed by plaintiff since it was not qualified to do business in California. Plaintiff refiled in federal court; Company/defendants argue forged signature, fraud and damage with bad product qualities.

In 2023, the Company’s subsidiary Visiontech, filed in Orange County Superior Court against Xenom Vermillion. Defendants are based in Canada, served there. Visiontech is seeking monetary damages to recover price that the defendants agreed to pay. Goods sold to Xenom and Vermillion was at least $455,758.

On March 1, 2024 Vien Le, the former CFO of the Company, filed in San Bernardino Superior Court, a wrongful termination case. Vien Le was employed for approximately 4 weeks in 2024. The Company is vigorously defending amount in dispute is $30,000.

On August 29, 2024, Beverly Hills View, Inc.(“BHV”) brought a lawsuit against our subsidiary Visiontech, in Los Angeles Superior Court, alleging that the lighting products BHV received were not suitable for its cannabis growing operation and claiming damages of $2,500,000. Visiontech cross-complained on November 4, 2024 against BHV. The cross complaint filed is grouped into sections: “Breach of Contract”, “Common Count: Goods Rendered” and “Prayer for Relief”. Breach of Contract section has 14 points, Goods Rendered has 5 points on delivery of lighting equipment, and the third section demands $720,000 in damages and costs of suit, other.

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

On January 15, 2025, our shares of common stock and warrants began trading on OTC under the symbol “NMHI” and “NMHIW” respectively.

Holders

There are 445 holders of the Company’s common stock as of April 10, 2025.

Dividend Policy

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

Recent Sales of Unregistered Equity Securities

October 2024 Private Placement

On October 14, 2024, the Company issued and sold to an investor a promissory note in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200) (the “October 2024 Private Placement”). The note bears a one-time interest charge of 14% of the principal amount. Accrued, unpaid interest and outstanding principal will be due in ten payments, each in the amount of $11,536.80. The first payment will be due November 15, 2024, with nine subsequent payments due on the 15th of each month thereafter. Only upon occurrence of an event of default under the note, the note will be convertible into common stock at a conversion price equal to 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date.

September 2024 Debt Forgiveness

On September 24, 2024, the Company entered into a trade payable forgiveness agreement with Visiontech (a wholly-owned subsidiary of the Company), Uninet Global Inc. (“Uninet”), and Nature’s Miracle, Inc. (a wholly-owned subsidiary of the Company (“NMHI (DE)”), relating to the cancellation of a portion of outstanding trade payables owed by Visiontech to Uninet.

Visiontech owed Uninet a trade payable in the amount of $2,713,073 as of June 30, 2024. Pursuant to the trade payable forgiveness agreement, Uninet agreed to cancel the outstanding trade payable of $2,135,573, leaving a remaining balance of $577,500 still payable by Visiontech to Uninet (the “September 2024 Debt Forgiveness”).

Zhiyi (Jonathan) Zhang, the President, Director, and beneficial owner of approximately 7.7% of the Company’s outstanding shares of common stock, is also the sole owner of Uninet.

September 2024 Private Placement

On September 18, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant to which the Company sold to the investor a convertible promissory note in the aggregate principal amount of $107,880 with an original issue discount of $14,880 (the “September 2024 Private Placement”). The offering closed on September 20, 2024.

The note bears a one-time interest charge of 13%. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $60,952 due on March 15, 2025, and the remaining four payments of $15,238 due on the fifteenth day of each month thereafter (a total payback to the investor of $121,904).

Only upon an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price.

August 2024 Private Placement

On August 13, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant to which the investor purchased from the Company a convertible promissory note in the aggregate principal amount of $181,700 with an original issue discount of $23,700 (the “August 2024 Private Placement”). The offering closed on August 14, 2024.

The note bears a one-time interest charge of 12%. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $20,350.40 due and paid on September 15, 2024, and the remaining nine payments of $20,350.40 due on the fifteenth day of each month thereafter (a total payback to the Purchaser of $203,504.00).

Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price.

Second July 2024 Private Placement and Termination

On July 17, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant to which the Company sold, in a private placement, a $180,000 convertible note with an original issue discount of $27,500, and a warrant to purchase up to 217,500 shares of common stock of the Company at an exercise price of $0.87 per share. As consideration for entering into the purchase agreement, the Company issued 180,000 shares of common stock to the investor on July 19, 2024.

On July 30, 2024, the note was terminated as a result of the Company’s full payment of the note’s principal amount and accrued interest and other fees in the total amount of $212,400. As a result, all obligations under the note have been satisfied, and the note is no longer outstanding (the “Second July 2024 Private Placement and Termination”).

First July 2024 Private Placement

On July 3, 2024, we entered into four convertible note investment agreements (collectively, the “Investment Agreements”) with certain investors named thereto in a private placement (the “First July 2024 Private Placement”) of the Company’s unsecured convertible notes (“2024 Notes”) for aggregate gross proceeds of $410,000. The 2024 Notes have an interest of 12% per annum, and a maturity date that is six months from the date of issuance. The investors may also choose to convert the accumulated principal amount and interest outstanding on the maturity date to shares of common stock at a conversion price of $0.442, subject to adjustments. Pursuant to the Investment Agreements, we are obligated to file a registration statement to register the shares of common stock issuable upon conversion of the 2024 Notes. Tie (James) Li and Zhiyi (Jonathan) Zhang agreed to provide unlimited joint and several liability guarantees for the repayment of the 2024 Notes.

Agrify

Agrify Merger Agreement

On May 16, 2024, we entered into the Agreement and Plan of Merger (the “Agrify Merger Agreement”) with NMHI Merger Sub, Inc., one of our wholly owned subsidiaries (“NMHI Merger Sub”), and Agrify Corporation (“Agrify”). The Company, NMHI Merger Sub and Agrify are collectively referred to as the “Parties.” The terms of the Agrify Merger Agreement provides that, subject to the terms and conditions set forth in the Agrify Merger Agreement, NMHI Merger Sub will merge with and into Agrify (the “Agrify Merger”), with Agrify surviving the Agrify Merger.

On May 19, 2024, the Parties entered into a mutual termination and release agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the Agrify Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. The Termination Agreement contains mutual releases by all Parties thereto, for all claims foreseen or unforeseen, relating to and arising out of, or relating to the Agrify Merger Agreement.

Debt Purchase Agreement

On May 16, 2024, we entered into the Debt Purchase Agreement (the “Debt Purchase Agreement”) with CP Acquisitions, LLC (“CP”) and GIC Acquisition LLC (“GIC”). GIC is owned by Raymond N. Chang, the current Chief Executive Officer of Agrify, and CP is owned by Mr. Chang and by I-Tseng Jenny Chan, a current director of Agrify. The Company, CP, GIC, Mr. Chang and Ms. Chan are collectively referred to as the “Debt Purchase Agreement Parties.”

On May 19, 2024, due to the termination of the Agrify Merger Agreement, the Debt Purchase Agreement Parties entered into a mutual termination and release agreement (the “Debt Purchase Termination Agreement”). Pursuant to the Debt Purchase Termination Agreement, the Debt Purchase Agreement Parties agreed to mutually terminate the Debt Purchase Agreement, subject to the representations, warranties, conditions and covenants set forth in the Debt Purchase Termination Agreement. The Debt Purchase Termination Agreement contains mutual releases by all Debt Purchase Agreement Parties thereto, for all claims foreseen or unforeseen, relating to and arising out of, or relating to the Debt Purchase Agreement.

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

Reverse Split

On November 18, 2024, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect a one-for-thirty (1-for-30) reverse split (the “Reverse Split”). The Reverse Split became effective on November 21, 2024. As a result of the Reverse Split, every 30 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, with no change to the par value per share. All share and per share data has been retroactively restated to reflect the current capital structure and the Reverse Split of the Company.

Overview

We are a growing agriculture technology company providing products to indoor growers in a CEA (Controlled Environment Agriculture) setting in North America. Our main products are commercial grade LED lights and related equipment designed for indoor growers. For over 10 years, the Company has utilized manufacturing relationships in China to provide quality and cost-efficient products in this space. In the 4th quarter 2024, we renamed a subsidiary to Hydroman Electric Inc. for the purpose of entering electric vehicle (“EV”) market as we aim to distribute EV medium sized trucks to customers in Latin America and also develop indoor growing systems within these EV trucks. In 2024, the Company also started investments in Future Tech Inc., a Bitcoin mining and data center business.

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

We operate mainly through two subsidiaries in California, Visiontech and Hydroman. Visiontech is known for the brand “eFinity” and provides high-efficiency and high-quality grow lights, grow media, fixtures and other related equipment; Hydroman supplies commercial greenhouse developers and owners with professional lighting technology and equipment. On November 11, 2024, Hydroman, Inc. changed its name to Hydroman Electric Corporation and will focus on business of electric vehicles distribution.

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

Sourcing

The Company has long-term relationships with suppliers in Asia. Our top three suppliers of LED equipment are American Agricultural Innovation Technology Inc., Solislike-Tech Co., Ltd., Dongguan ZSC Lighting Co., Ltd. Each supplier provides us net 30 to net 90-day terms. The Company has also been approached by established lighting companies based in Japan and Germany. On grow feed, fertilizers and nutrients, our potential suppliers are based in Europe and some in Asia. Our grow container product was jointly developed and manufactured by a company based in Shenzhen, China.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Variance
Revenue	$9,261,583	8,932,751	3.7%
Cost of revenue	$12,066,778	9,881,622	22.1%
Gross loss	$(2,805,195)	(948,871)	195.6%
Selling, general and administrative expenses	$7,134,120	3,158,995	125.8%
Provision for credit losses	$408,569	907,021	(55.0)%
Goodwill impairment loss	-	1,023,533	(100.0)%
Loss from operations	$(10,347,884)	(6,038,420)	71.4%
Total other expenses, net	$(3,300,356)	(1,081,393)	205.2%
Loss before income taxes	$(13,648,240)	(7,119,813)	91.7%
Income tax expense	$5,100	218,358	(97.7)%
Net loss	$(13,653,340)	(7,338,171)	86.1%
Gross loss % of revenues	(30.3)%	(10.6)%
Net loss % of revenues	(147.4)%	(82.2)%

Revenue

Revenue for the year ended December 31, 2024 increased 3.7% to $9,261,583 as compared to $8,932,751 for the year ended December 31, 2024. Revenue increased due to rising customer demand from existing customers and the availability of new product lines that are new to 2024.

For the years ended December 31, 2024 and 2023, we had 128 and 142 customers, respectively. Average revenue per customer for the years ended December 31, 2024 and 2023 were approximately $78,000 and $63,000, respectively. Our revenue from top 5 customers for the year ended December 31, 2024 was approximately $4.7 million compared to approximately $4.1 million for the year ended December 31, 2023, representing an increase of 16%. The higher average sale and increased revenue from top 5 customer are reflective of higher industry demand.

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

Also, our principal business is in CEA industry which rapidly expanding due to growing consumer demand for low-environmental-impact food, local food systems, and improved accessibility to high-quality produce with shorter supply chains. In addition, our access to capital market will allow us to expend significant resources to compete, increase our product supply and develop new products and new market. Starting in 2023, the Company has two customers supplying LED lighting to growers that apply to rebate programs with utility companies. Utility companies are incentivizing volume users of electricity to convert to LED lighting by providing rebates. The rebate process can take time to verify and document by Utility companies resulting in payments of 60 to 120 days. The Company believes the credit quality of rebate payers more than offset the risk of long collection turnover of receivables. For the years ended December 31, 2024 and 2023, the Company has sold via these programs with total sales to two customers of approximately $1.3 million and nil, respectively.

Costs of Revenue

Costs of revenue for the year ended December 31, 2024 increased 22.1% to $12,066,778 as compared to $9,881,622 for the year ended December 31, 2023. Cost of revenue increased primarily due to the increase in revenue, which was in turn primarily driven by higher sales volume of our products due to higher customer demand. The increase was also driven by a rise in inventory impairment, which increased to $2,315,209 for the year ended December 31, 2024, from $1,269,469 in the prior year, primarily due to slow-moving and obsolete inventory.

Gross loss

Gross loss was $2,805,195 for the year ended December 31, 2024 and $948,871 for the years ended December 31, 2023, respectively. The gross margin for the year ended December 31, 2024 decrease to (30.3)% from (10.6)% for the year ended December 31, 2023. The decrease occurred mainly due to the inventory impairment of $2,315,209 resulted from the slow-moving and obsolete inventory of Visiontech and Hydroman.

Excluding the impact of inventory impairment, the gross loss for the year ended December 31, 2024, was $489,986, with an adjusted gross margin of (5.3)%, compared to an adjusted gross profit and margin of $320,598 and 3.6%, respectively, for the prior year.

Operating expenses

Operating expenses for the year ended December 31, 2024 increased 48.2% to $7,542,689 as compared to $5,089,549 for the year ended December 31, 2023. The increase was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 increased 125.8% to $7,134,120 as compared to $3,158,995 for the year ended December 31, 2023. The increase was mainly due to increased compensation expenses provided to executives and key employees and increased professional fees of $1,458,985, which was attributed to increased payroll and compensation expense of $494,906. The Company started its listing on Nasdaq in March 2024 and started paying director’s and officer’s insurance, higher legal costs related to listing and SEC filing activities, additional costs in public relations, increased CPA review fees and outsourced providers. The increase also attributed to the Company’s stock compensation expenses amounted to $1,413,458 for the year ended December 31, 2024 compared with nil for the year ended December 31, 2023.

Pursuant to various agreements and board resolutions, the Company has issued shares as compensation to employees and service providers. In connection with the merger, 3,667 shares were issued as stock compensation, including 333 shares to Charles Jourdan Hausman for his board appointment and 3,334 shares to Darin Carpenter under his employment agreement. Additionally, on March 24, 2024, the board approved stock incentives for key employees, granting 3,334 shares to George Yutuc, 1,667 shares to Kirk Collins, and 1,667 shares to Amber Wang, with a total fair value of approximately $178,000. On August 1, 2024, Darin Carpenter transitioned from Chief Operating Officer to a consultant role, and as part of this agreement, his previously granted 3,334 shares were fully vested, along with a one-month salary payment.

The Company also issued shares for services rendered by external providers. Under an investor relations consulting agreement with MZHCI LLC, 5,000 shares of restricted common stock were granted, with 2,500 shares vesting immediately and the remainder vesting on October 1, 2024, at a fair value of approximately $143,000. Additionally, pursuant to board resolutions, the Company approved share issuances for service-related agreements, including 13,334 shares to Alta Waterford LLC for digital advertising services (valued at $58,000) and 75,757 shares to PX SPAC Capital Inc. for business consulting and advisory services (valued at $200,000). These issuances were made under the 2024 Incentive Plan.

Provision for credit losses

Provision for credit losses for the year ended December 31, 2024 decreased 55.0% to $408,569 as compared to $907,021 for the year ended December 31, 2023. The decrease was mainly because we strengthened our credit risk management practices, including more rigorous customer credit evaluations and improved collection efforts, which resulted in fewer delinquent accounts and reduced the need for additional reserves.

Goodwill impairment loss

Goodwill impairment loss for the year ended December 31, 2024 decreased 100.0% to $0 as compared to $1,023,533 for the year ended December 31, 2023. The decrease was mainly because we fully impaired goodwill acquired through Hydroman as it did not bring significant synergy to us to grow our grow light unit as expect in 2023.

Other Expenses

Other expenses primarily consist of net interest expense and other finance expense related to our loans. Other expenses for the year ended December 31, 2024 was $3,300,356 as compared to other expense of $1,081,393 for the year ended December 31, 2023. The increase was mainly due to the interest expenses increased by $1,454,409 and non-cash finance expense increased by $1,000,000.

Interest expense for the years ended of December 31, 2024 and 2023 was $2,301,600 and $847,191, respectively; increased as a result of multiple convertible notes and high interest loans in 2024.  Our short-term loans and convertible notes borrowing increased from $608,312 for the year ended December 31, 2023 to $6,113,484 for the year ended December 31, 2024.

Pursuant to a Letter Agreement entered on November 15, 2023, a total of 3,334 shares of our common stock will be issued upon closing of the merger in connection with certain transactions relating to merger including: (i) 1,667 shares to Tie (James) Li and 1,667 shares to Zhiyi, Zhang (or 3,334 shares in the aggregate) in connection with their guarantees of the repayment of the Newtek Loan, which was loaned to a subsidiary of us with the principal amount of $3,700,000; The shares were valued at approximately $1.0 million and was expensed as non-cash finance expenses after consummation of the Merger.

Income Tax Benefit

Our income tax benefit was amounted to $5,100 and $218,358 for the years December 31, 2024 and 2023, respectively.

The effective tax rate for the years ended December 31, 2024 and 2023 were (0.04)% and (3.07)%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the year ended December 31, 2024 was $13,653,340 as compared to net loss of $7,338,171 for the year ended December 31, 2023, representing an increase of $6,315,169. The increase in net loss for the year ended December 31, 2024 compared to the year December 31, 2023 was primarily due to increased interest expenses, salaries and compensation expense and stock compensation expense after merger, higher level of legal and accounting costs related to the Nasdaq listing and SEC filings, higher public relations costs.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of December 31, 2024, we had $420,131 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $14.6 million as of December 31, 2024.

On February 7, 2025, we entered into a standard merchant cash advance agreement with Wave advance Inc (the “Factor L”). The Company sold $183,750 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $107,500 was remitted to us, after the deduction of the total fees of $8,750. We agreed to pay a weekly installment of $13,125 for 14 weeks. The effective interest rate of this agreement was 113.58%. For the period ended February 28, 2025, we paid $41,559 principal of the loan.

On February 11, 2025, we entered into another standard merchant cash advance agreement with Factor I. We sold 94,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $61,070 was remitted to the company, after the deduction of the total fees $3,390. We agreed to pay a weekly installment of $6,732 for 14 weeks. The effective interest rate of this agreement was 25.37%. The Company use this loan to pay off $18,125 previous loan with Factor I that dated on February 10, 2025. For the period ended February 25, 2025, we paid $4,362 principal of the loan.

On February 11, 2025, we entered into another standard merchant cash advance agreement with Factor K. We sold $147,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $92,605 was remitted to the company, after the deduction of the total fees $7,395. We agreed to pay a weekly installment of $10,500 for 14 weeks. The effective interest rate of this agreement was 96.04%. The Company use this loan to pay off $37,760 previous loan with Factor K that dated on September 30, 2024. For the period ended February 25, 2025, we paid $18,389 principal of the loan.

On February 25, 2025, we entered into another standard merchant cash advance agreement with Factor L. We sold $280,770 of its accounts receivable balance on a recourse basis for credit approved accounts. The net purchase price $177,630 was remitted to the company, after the deduction of the total $13,370. We agreed to pay a weekly installment of $17,550 for 16 weeks. The effective interest rate of this agreement was 95.63%. The Company use this loan to pay off $137,500 previous loan with Factor L that dated on February 7, 2025. For the year ended February 28, 2025, we paid $41,558.94 Principal of the loan.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. For the fiscal years ended December 31, 2023 and December 31, 2024 we incurred substantial losses as shown in the financial statement section. Our actual revenue for the year ended December 31, 2023 and 2024 was approximately $8.9 million and $9.3 million, respectively. Such volume and relatively low gross profit margins are not enough to support high administrative costs relating to our going public and expenses as a public company. We have raised equity capital twice in 2024 but utilized most proceeds towards repayment of  debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

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

Cash Flows

The following tables set forth our selected consolidated cash flow data for the periods indicated:

	For the Years Ended December 31,
	2024	2023
	US$	US$
Net cash used in operating activities	(5,934,771)	(1,680,128)
Net cash used in investing activities	(40,000)	(437,087)
Net cash provided by financing activities	6,173,048	1,527,817
Effect of exchange rate changes	94	787
Net change in cash	198,371	(588,611)
Cash and cash equivalents, at the beginning of year	221,760	810,371
Cash and cash equivalents, at the end of year	420,131	221,760

Operating Activities

Net cash used in operating activities was $5,934,771 for the year ended December 31, 2024, which was mainly due to our net loss of $13,653,340 with non cash expenses of $1,000,000, stock compensation expenses of $1,413,458, inventory impairment loss of $2,315,209, and other non cash item, including depreciation expense, provision for credit losses, amortization of operating right-of-use asset, amortization of debt issuance cost, and loss on loan extinguishment of $1,073,935. Our cash outflow is also increased from increase in accounts receivable of $1,672,144 due to increased revenue. Our cash outflow is offset by cash inflow of $2,609,342 due to increase from accounts payable as we increased our purchase from vendors and $952,291 decreased in inventory as we used more on hand inventory.

Net cash used in operating activities was $1,680,128 for the year ended December 31, 2023. We had net loss of $7,338,171, our cash outflow from operating cashflow decreased by $2,486,509 as we used more inventory on hand instead of making new purchases offset by decrease of accounts payable as we payoff more vendors using on hand cash.

Investing Activities

For the year ended December 31, 2024, net cash used in investing activities amount to $40,000 which was primarily for loan to Lakeshore of $40,000 prior to the Merger.

For the year ended December 31, 2023, net cash used in investing activities amount to $437,087 which was primarily for loan to related parties of $570,000, offset by loan repayment from third parties of $132,913.

Financing Activities

Net cash provided by financing activities was $6,173,048 for the year ended December 31, 2024. The increase in net cash provided was primarily a result of net proceeds from short-term loan from third parties of $4,915,984, shares and warrants issued through public offerings of $3,308,953, and convertible notes borrowing of $1,197,500, offset by payments of deferred offering costs of 266,925, repayments on long term loans of $269,119, repayments on short-term loan from third parties of $2,850,239 and repayments on convertible notes of 272,920.

Net cash provided by financing activities was $1,527,817 for the year ended December 31, 2023. The main reason for the increase in net cash provided was primarily a result of net proceeds from long-term loan borrowing from third parties of $3,338,546, short-term loan borrowing from third parties of $608,312, and short-term loan borrowing from related parties of $773,255, offset by payments of deferred offering costs of $438,932, repayments on long term loans which are mainly our car and mortgage loan of $167,830, repayments on short-term loan from third parties of $1,858,591, and repayments on short term loans from related parties of $700,000. We also obtained $197 from Merger with Lakeshore.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

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

Our contracts with customers where the amounts charged per product is fixed and determinable, the specific terms of the contracts were agreed on by us including payment terms which are typically 30 to 60 days for existing customers and prepaid for most new customers. In certain contracts involving sales to customers that entered into rebate programs who can get rebates with utility companies with utility companies for using LED lighting, payment term ranges from 60 to 120 days.

Our performance obligation is to deliver the products to customers. For indoor grow container products, we also involved in customization of the products to suit customer’s specific needs. The provision of customization and configuration to meet certain technical specification per US market and delivery of product is considered one performance obligation as the services provided are not distinct within the context of the contract whereas the customers can only obtain benefit when the services and products are provided together. At times, we may charge customers shipping and handling for delivery of products, control of goods does not transfer to the customer before shipment, therefore shipping is not a promised service to us and is not considered a separate performance obligation. Any fee charged for shipping would be included in the transaction price for the good.

Transaction prices are mostly fixed. In some contracts, when determining the transaction price, we adjusts consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less. We had one contract with customer with installment payment terms of up to 16 months. The difference between the contract price and our cash selling price of the same products are recognized as interest income over the term of the payments. Interest income amounted to $0 and $78,385 for the year ended December 31, 2024 and 2023, respectively. This contract was terminated on July 12, 2023. For customers that entered into rebate programs with utility companies, transaction price may depend on level of energy saving the products achieved. We estimated the amount of consideration using either the expected value of the most likely amount depending on which method we expects to better predict the amount of consideration to which it will receive with a constraint applied such that a significant reversal of revenue is not probable.

We transfer the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized at a point in time when control of product transfer to customer and we has no further obligation to provide services related to such product evidenced by customer signing acceptances upon receipt of goods. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience.

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

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost and net realizable value. We value our inventory using the weighted average costing method. We include a part of cost of goods sold any freight incurred to ship the product from our vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered period costs and reflected in cost of revenue. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, we make provisions in order to reduce our carrying value to our estimated market value. We also review inventory for slow moving and obsolescence and records allowance for obsolescence.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting: Improvements to reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosure required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. Refer to Note 18 herein for further details regarding this adoption.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Risk

The Company does not currently have exposure to the foreign exchange risk arising from foreign currency exposures, primarily in relation to the US dollar.

Interest Rate Risk

Interest rate risk is the risk that changes in market interest rates affect our revenues or the fair value of our financial instruments. Our exposure to the risk of changes in market interest rates arises primarily from short-term investments and long-term borrowings. Each of the Company borrowings are subject to fixed interest rates (see Indebtedness above). The Company has no variable rate instruments, and all instruments are subject to fixed interest rates.

Credit Risk

Credit risk is the risk of financial loss to us if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises principally from our receivables from customers. The carrying amounts of financial assets and contract assets represent the maximum credit exposure. We believe we are not exposed to significant credit risk concentration, whether through exposure to individual customers, specific industry sectors and/or regions.

Liquidity Risk

We manage liquidity risk by monitoring cash balances on hand, working capital, and operating cash flows. When operating cash flows are not sufficient to fund the company’s operations, the Company will need to raise additional financing. The Company intends to raise such capital through additional equity and debt raises. See “Liquidity and Capital Resources.”

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15(A) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which is designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 due to material weakness described below.

Item 9A. Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective December 31, 2024 due to the following material weaknesses:

(i)	a lack of effective risk assessment process;

(ii)	a lack of effective overall control environment; the Company’s Quickbooks software is adequate to record transactions but not effective to produce advanced reports and monitoring trends for management to control the business environment; with a large number of inventory purchases, shipments and sales, recordation of purchasing or credit granting approvals, signatures at pick up, signatures at delivery and inventory costing is not ideal compared to ERP systems more common to middle market companies.

(iii)	a lack of controls over monitoring; have not implemented a proposed Acumatica ERP system

(iv)	a lack of human resources within finance and accounting functions leading to lack of segregation of duties; human resources policies such as signing of employee agreements and verification of pay are not consistently implemented; the company does not conduct regular employee reviews nor brief them regularly about going public issues

(v)	a lack of information technology control design and operating effectiveness; there is no technology or system manager in-house. The Company relies on outside consultants in the areas of email, cloud storage, laptop or desktop trouble shooting and software issues.

(vi)	a lack of controls or ineffectively designed controls impacting financial reporting; the Company lacks procedures to ensure accuracy of financial statement balances such as no reconciliation of balances with vendors and customers before closing the books.

(vii)	an inadequate control over proper revenue recognition and purchase cutoff;

(viii)	a lack of controls over income tax.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

NATURE’S MIRACLE HOLDING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and stockholders of

Nature’s Miracle Holding Inc. (formerly LBBB Merger Corp.), its subsidiaries, and variable interest entities.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Miracle Holding Inc.(formerly LBBB Merger Corp.), its subsidiaries, and variable interest entities (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities during the year ended December 31, 2024. The company had a working capital deficit as of December 31, 2024. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since January 19, 2023.

San Mateo, CA

April 15, 2025

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$420,131	$221,760
Accounts receivable, net	1,829,044	1,236,248
Accounts receivable - related parties, net	976,449	305,669
Inventories, net	1,778,583	5,046,084
Prepayments and other current assets	151,431	139,734
Prepayments - related party	10,000	-
Loans receivable - related parties	-	460,000
Total Current Assets	5,165,638	7,409,495

NON-CURRENT ASSETS
Deposits	428,633	47,633
Right-of-use assets, net	470,716	503,089
Cost method investment	1,000,000	1,000,000
Property and equipment, net	4,246,832	4,406,272
Deferred offering costs	-	833,932
Total Assets	$11,311,819	$14,200,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$2,668,604	$509,443
Short-term loans - related parties	280,755	783,255
Current portion of long-term debts	301,076	268,805
Convertible notes	987,639	-
Accounts payable	10,389,978	8,034,044
Accounts payable - related parties	308,407	2,758,074
Other payables and accrued liabilities	3,467,637	1,351,951
Other payables - related parties	367,709	257,954
Operating lease liabilities - current	262,380	359,459
Tax accrual	501,374	340,628
Deferred income - Contract liabilities	144,790	118,909
Deferred income - Contract liabilities - related party	86,468	-
Total Current Liabilities	19,766,817	14,782,522

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,678,550	5,979,939
Operating lease liabilities, net of current portion	205,602	157,897
Total Non-Current Liabilities	5,884,152	6,137,836

Total Liabilities	25,650,969	20,920,358

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred Stock ($0.0001 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2024 and 2023, respectively)	-	-

Common Stock ($0.0001 par value,100,000,000 shares authorized, 2,445,364 and 742,416 shares issued and outstanding at December 31, 2024 and 2023, respectively)*	246	74
Additional paid-in capital	10,396,274	1,528,926
Accumulated deficit	(24,734,689)	(8,247,862)
Accumulated other comprehensive loss	(981)	(1,075)
Total Stockholders’ Deficit	(14,339,150)	(6,719,937)

Total Liabilities and Stockholders’ Deficit	$11,311,819	$14,200,421

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023

REVENUE (including related party revenue of $1,593,926 and $300,053 for the year ended December 31, 2024 and 2023)	$9,261,583	$8,932,751

COST OF REVENUE	12,066,778	9,881,622

GROSS LOSS	(2,805,195)	(948,871)

OPERATING EXPENSES:
Selling, general and administrative	7,134,120	3,158,995
Provision for credit losses	408,569	907,021
Goodwill impairment loss	-	1,023,533
Total operating expenses	7,542,689	5,089,549

LOSS FROM OPERATIONS	(10,347,884)	(6,038,420)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,301,600)	(847,191)
Non cash finance expense	(1,000,000)	-
Loss on loan extinguishment	(8,417)	(233,450)
Other income (expense)	9,661	(752)
Total other expense, net	(3,300,356)	(1,081,393)

LOSS BEFORE INCOME TAXES	(13,648,240)	(7,119,813)

PROVISION FOR INCOME TAXES	5,100	218,358

NET LOSS	$(13,653,340)	$(7,338,171)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	94	788
COMPREHENSIVE LOSS	$(13,653,246)	$(7,337,383)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	1,149,320	742,416

LOSS PER SHARE
Basic and diluted	$(11.88)	$(9.88)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2022	-	$-	742,416	$74	$1,528,926	$(909,691)	$(1,863)	$617,446
Foreign currency translation adjustments	-	-	-	-	-	-	788	788
Net loss	-	-	-	-	-	(7,338,171)	-	(7,338,171)
BALANCE, December 31, 2023	-	-	742,416	74	1,528,926	(8,247,862)	(1,075)	(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	134,476	13	-	(2,833,487)	-	(2,833,474)
Additional shares issued in connection with reverse recapitalization	-	-	5,114	1	(1)	-	-	-
Stock compensation expense	-	-	101,091	10	1,413,448	-	-	1,413,458
Shares to be issued for stock compensation	-	-	(82,757)	(8)	8	-	-	-
Shares and warrants issued through private placement	-	-	6,000	1	58,089	-	-	58,090
Shares and warrants issued through July public offering	-	-	166,667	17	1,003,983	-	-	1,004,000
Forgiveness of related party's debt	-	-	-	-	2,135,573	-	-	2,135,573
Shares and warrants issued through November public offering	-	-	837,788	84	2,304,869	-	-	2,304,953
Shares issued through warrants exercises	-	-	477,659	48	261,495	-	-	261,543
Shares issued through November Pre-funded warrants exercises	-	-	56,667	6	189,884	-	-	189,890
Shares issued through debt-to-equity conversion	-	-	568,182	57	1,499,943	-	-	1,500,000
Shares to be issued for debt-to-equity conversion	-	-	(568,182)	(57)	57	-	-	-
Additional round up shares issued due to 1-for-30 reverse stock split	-	-	243	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	94	94
Net loss	-	-	-	-	-	(13,653,340)	-	(13,653,340)
BALANCE, December 31, 2024	-	$-	2,445,364	$246	$10,396,274	$(24,734,689)	$(981)	$(14,339,150)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31	December
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,653,340)	$(7,338,171)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	159,439	164,942
Provision for credit losses	408,569	907,021
Amortization of operating right-of-use asset	376,361	371,739
Amortization of debt issuance cost	121,149	72,807
Deferred taxes benefits	-	215,937
Loss on loan extinguishment	8,417	233,450
Loss on early termination of right-of-use asset	-	33,423
Loss on disposal of fixed assets	-	17,219
Stock compensation expenses	1,413,458	-
Non cash finance expense	1,000,000	-
Goodwill impairment loss	-	1,023,533
Inventory impairment loss	2,315,209	1,269,469
Change in operating assets and liabilities:
Accounts receivable	(1,672,144)	245,007
Inventories	952,291	2,486,509
Prepayments and other current assets	(11,697)	(6,084)
Prepayments - related parties	-	13,304
Security deposit	(381,000)	19,088
Accounts payable	2,609,342	(1,148,473)
Other payables and accrued liabilities	437,872	852,662
Accrued interest payable - related parties	101,571	63,141
Operating lease liabilities	(393,362)	(428,883)
Tax accrual	160,746	(58,559)
Deferred income - Contract liabilities	112,348	(689,209)
Net cash used in operating activities	(5,934,771)	(1,680,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	-	(570,000)
Loan to Lakeshore	(40,000)	-
Loan repayment from third parties	-	132,913
Net cash used in investing activities	(40,000)	(437,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the reverse recapitalization	1,120,177	-
Payments of transaction costs incurred by Lakeshore	(1,044,980)	-
Repayments of promissory note - related party of Lakeshore	(75,000)	-
Shares and warrants issued through July public offering	1,004,000	-
Shares and warrants issued through November public offering	2,304,953	-
Proceeds from exercise of warrants	451,433	-
Payments of deferred offering costs	(266,925)	(438,932)
Long-term loan borrowing	-	3,338,546
Repayments on long-term loan	(269,119)	(167,830)
Short-term loan borrowing from third parties	4,915,984	608,312
Repayments on short-term loan from third parties	(2,850,239)	(1,858,591)
Short-term loan borrowing from related parties	-	773,255
Repayments on short-term loan from related parties	(50,000)	(700,000)
Convertible notes borrowing	1,197,500	-
Repayments on convertible notes	(272,920)	-
Borrowings from other payables - related parties	38,184	1,558
Payments on other payables - related parties	(30,000)	(28,501)
Net cash provided by financing activities	6,173,048	1,527,817

EFFECT OF FOREIGN EXCHANGE ON CASH	94	787

CHANGES IN CASH	198,371	(588,611)

CASH AND CASH EQUIVALENTS, beginning of year	221,760	810,371

CASH AND CASH EQUIVALENTS, end of year	$420,131	$221,760

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,315	$4,221
Cash paid for interest	$1,276,757	$768,221

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$398,788	$46,284
Cost method investment converted from accounts receivable	$-	$1,000,000
Derecognition of early termination of right-of-use asset	$-	$144,602
Derecognition of early termination of operating lease liabilities	$-	$152,179
Reduce of right-of-use asset and operating lease liabilities based on modification	$54,800	$-
Accumulated deficit acquired upon the reverse recapitalization	$1,732,630	$
Deferred offering cost converted to APIC upon the reverse recapitalization	$1,100,857	$-
Loan to related parties offset with other payables per agreement	$-	$110,000
Debt-to-equity conversion	$1,500,000	$-
Forgiveness of related party's debt	$2,135,573	$-

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

On August 18, 2022, NMI acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of NMI, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, NMI has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of NMI. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation as of December 31, 2024.

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

Recent developments:

On May 10, 2024, NM Data, Inc. (“NM Data”), a Nevada corporation wholly owned by NMI was incorporated. NM Data aimed at entering the data center and Bitcoin mining business.

On October 18, 2024, NM Rebate, Inc. (“NM Rebate”), a California corporation wholly owned by NMI was incorporated. NM Rebate focus on energy rebate solutions combined with the supply of LED lights that qualify for energy-saving rebates provided by large Utility companies throughout the U.S.

On November 11, 2024, Hydroman, Inc. changed its name to Hydroman Electric Corporation and will focus on business of electric vehicles distribution.

On November 18, 2024, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect a one-for-thirty (1-for-30) reverse split (the “Reverse Split”). The Reverse Split became effective on November 21, 2024. As a result of the Reverse Split, every 30 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, with no change to the par value per share. All share and per share data has been retroactively restated to reflect the current capital structure and the Reverse Split of the Company.

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of December 31, 2024 and 2023, the Company had approximately $0.4 million and $0.2 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $14.6 million and $7.4 million as of December 31, 2024 and 2023. The Company’s accumulated deficit and negative operating cashflow for the year December 31, 2024 amounted to $24,734,689 and $5,934,771, respectively.

Subsequent to December 31, 2024, the Company obtained approximately $0.4 million short term loans, $0.7 million proceed from convertible notes for liquidity. See Note 19 for further details.

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

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand and bank deposits.

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash. The amount in excess of the FDIC insurance was $0 as of December 31, 2024.

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2024 and 2023, no allowance for doubtful account was recorded.

Accounts receivable, net

Starting from January 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our consolidated financial statements. During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers. An allowance for expected credit loss is recorded in the period in which loss is determined to be probable based on lifetime expected losses considering historical, current, and forecasted conditions. Amounts deem uncollectible are written off against the allowance after all collection efforts have ceased.

Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost and net realizable value. The Company values its inventory using the weighted average costing method. The Company’s policy is to include as a part of cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in cost of revenue. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. During the year ended December 31, 2024 and 2023, inventory impairment loss amounted to $2,315,209 and $1,269,469, respectively.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore during the year ended December 31, 2024 and 2023, the Company did not record any impairment charges for its investments.

Deposits

Deposit consists of security deposits for vendors and deposits for acquisition. To maintain a stable supply for goods and build a long-term relationship, the Company may pay certain amount of funds to its vendors as security deposits which are recorded as non-current assets on the balance sheet depending on its return date. On November 22, 2024, NM Data entered into an investment agreement to acquire 51% of Future Tech Incorporated (“Future Tech”), an Ohio-based company, for the development and construction of a 50MW high density data center and a vertical farming facility in Stryker, Ohio. The closing of the acquisition of FutureTech is subject to Future Tech’s executing an electricity sales and purchase agreement with a certain supplier set forth in the agreement and Future Tech entering into a ten-year lease option to purchase indoor space as set forth in the agreement. As of December 31, 2024, the deposit for acquisition of Future Tech was $401,000. Through the date of the report, $700,000 was paid to Future Tech.

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

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the option to assess qualitative factors to determine whether it is necessary to perform further impairment testing in accordance with ASC 350-20, as amended by ASU 2017-04. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the impairment test described below is required. The Company compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. For the year ended December 31, 2024 and 2023, goodwill impairment loss amounted $0 and $1,023,533, respectively.

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

The Company’s contracts with customers where the amounts charged per product is fixed and determinable, the specific terms of the contracts were agreed on by the Company including payment terms which are typically 30 to 60 days for existing customers and prepaid for most new customers. In certain contracts involving sales to customers that entered into rebate programs who can get rebates with utility companies for using LED lighting, payment term ranges from 60 to 120 days.

The Company’s performance obligation is to deliver the products to customers. For indoor grow container products, the Company also involved in customization of the products to suit customer’s specific needs. The provision of customization and configuration to meet certain technical specification per US market and delivery of product is considered one performance obligation as the services provided are not distinct within the context of the contract whereas the customers can only obtain benefit when the services and products are provided together. At times, the Company may charge customers shipping and handling for delivery of products, control of goods does not transfer to the customer before shipment, therefore shipping is not a promised service to the Company and is not considered a separate performance obligation. Any fee charged for shipping would be included in the transaction price for the good.

Transaction prices are mostly fixed. In some contracts, when determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less. The Company had one contract with customer with installment payment terms of up to 16 months. The difference between the contract price and the Company’s cash selling price of the same products are recognized as interest income over the term of the payments. Interest income amounted to $0 and $78,385 for the year ended December 31, 2024 and 2023, respectively. This contract was terminated on July 12, 2023. For customers that entered into rebate programs with utility companies, transaction price may depend on level of energy saving the products achieved. The Company estimated the amount of consideration using either the expected value of the most likely amount depending on which method the Company expects to better predict the amount of consideration to which it will receive with a constraint applied such that a significant reversal of revenue is not probable.

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

The Company’s disaggregate revenue stream by products are summarized below:

	For the Years Ended
	December 31, 2024	December 31, 2023

Grow light	$8,910,308	$8,932,751
Indoor grow containers	143,781	-
Grow Media and others	207,494	-
Total	$9,261,583	$8,932,751

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of deferred income — contract liabilities (including related party) consisted of the following as of the date indicated:

	As of December 31, 2024	As of December 31, 2023
Beginning balance	$118,909	$808,118
Prepayments from customers	1,054,171	1,370,836
Recognized as revenues	(941,822)	(2,060,045)
Ending balance	$231,258	$118,909

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

For issued warrants that meet all of the criteria for equity classification and issued with debt instruments, the proceeds from the sale of the debt instruments are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction at a discount and amortized over the term of the debt instrument using the effective interest rate method.

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

Related party transactions

A related party is generally defined as (i) any person and or their immediate family hold 10% or more of the company’s securities (i) the Company’s management and or their immediate family, (i) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company, A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related parties may be individuals or corporate entities. ‘Transactions involving related parties cannot be presumed to be caried out on an arm’s - length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting: Improvements to reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosure required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. Refer to Note 18 herein for further details regarding this adoption.

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

The carrying amount of the assets and liabilities are as follows:

As of December 31, 2024
Cash	$18,210
Property and equipment, net	4,136,078
Total assets	$4,154,288

Current portion of long-term debt	$83,868
Long-term debt, net of current portion	2,687,777
Accrued expenses	497
Intercompany payable to Visiontech	1,418,560
Total liabilities	$4,190,702

The operating results of VIE included in the consolidated statements of operations are as follows for the period indicated:

For the year ended December 31, 2024
Revenue*	$332,842
Selling, general and administrative	158,818
Interest expense	178,934
Income tax	3,500
Net loss	$(8,410)

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the consolidated statements of operations.

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

The following table presents the number of the Company’s common stock issued and outstanding immediately following the reverse recapitalization:

Common Stock
Lakeshore’s shares outstanding prior to reverse recapitalization	74,717
Shares issued to private rights	1,172
Conversion of the Lakeshore’s public shares and rights	26,337
Shares issued to service providers	26,718
Shares issued for commitment fee	5,114
Bonus shares issued to investors	5,533
Conversion of NMI’s shares into the Company’s ordinary shares	742,416
Total shares outstanding	882,006

In connection with the reverse recapitalization, the Company has assumed 120,858 warrants outstanding, which consisted of 115,000 public warrants and 5,858 private warrants. Both of the public warrants and private warrants met the criteria for equity classification. (see Note 14 Equity for details)

In connection with the reverse recapitalization, the Company raised approximately $1.1 million of proceeds, presented as cash flows from financing activities, which included the contribution of approximately $15.1 million of funds held in Lakeshore’s trust account, net of approximately $13.9 million paid to redeem 41,552 public shares of Lakeshore’s ordinary shares, approximately $1.0 million in transaction costs incurred by Lakeshore, and repayments of a promissory note in the amount of $75,000 issued to Lakeshore’s related party. NMI incurred approximately $1.2 million of transaction costs, which consisted of direct incremental legal and accounting fees in connection with the Merger. The net effect of the above with the net liabilities assumed from Lakeshore of approximately $1.6 million was recorded to the Company’s retained deficit of $2,833,474.

The following table reconcile the elements of the reverse recapitalization to the consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

As of March 11, 2024
Funds held in Lakeshore’s trust account	$15,067,702
Funds held in Lakeshore’s operating cash account	198
Less: amount paid to redeem public shares of Lakeshore’s ordinary shares	(13,947,723)
Proceeds from the reverse recapitalization	1,120,177
Less: payments of transaction costs incurred by Lakeshore	(1,044,980)
Less: repayments of promissory note – related party of Lakeshore’	(75,000)
Less: notes assumed from Lakeshore	(555,000)
Less: liability assumed from Lakeshore	(1,547,814)
Less: transaction costs paid by NMI	(1,230,857)
Add: receivable assumed from Lakeshore	500,000
Net liabilities assumed from issuance of common stock upon the Merger, balance classified to retained deficit	$(2,833,474)

Note 6 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of December 31, 2024	As of December 31, 2023
Accounts receivable	$2,744,118	$1,906,222
Less: allowance for credit losses	(915,074)	(669,974)
Subtotal accounts receivable, net	1,829,044	1,236,248
Accounts receivable - related party	1,092,960	305,669
Less: allowance for credit losses – related party	(116,511)	-
Subtotal accounts receivable – related party, net	976,449	305,669
Total accounts receivable, net	$2,805,493	$1,541,917

Provision for credit losses were $408,569 and $907,021 for the years ended December 31, 2024 and 2023, respectively.

Movement of allowance:

Movement of allowance for expected credit losses (including related party) consisted of the following as of the date indicated:

	December 31, 2024	December 31, 2023
Beginning balance	$669,974	$259,690
Addition	408,569	907,021
Write-off	(46,958)	(496,737)
Ending balance	$1,031,585	$669,974

Note 7 — Loans Receivable

In September 2022, Visiontech and CGGP, LLC (“CGGP”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $123,688. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totaled $21,038. For the year ended December 31, 2023, the Company paid $62,383. This loan has been paid off on March 17, 2023.

In September 2022, Visiontech and NewCo Vision, LLC (“NewCo”), a customer who purchased industrial light fixtures, entered into three promissory note agreements with terms of six months. The total amount of the notes was $139,840. The notes bear interest thereon at the annual rate of 7% and requires monthly installment payments totaled $23,785. For the year ended December 31, 2023, the Company paid $70,530. This loan has been paid off on March 17, 2023.

Note 8 — Cost method investment

Cost method investment consists of the following:

	As of December 31, 2024	As of December 31, 2023
10% Investment of Iluminar	$1,000,000	$1,000,000
Total	$1,000,000	$1,000,000

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. The shares were issued to the Company on March 31, 2023. No identified event or change in circumstances that would have a significant adverse effect on the value of investment and the Company determined no impairment was deemed necessary as of December 31, 2024 and 2023.

Note 9 — Property and equipment, net

Property and equipment, net consist of the following:

	As of December 31, 2024	As of December 31, 2023
Trucks & Automobiles	$285,099	$285,099
Machinery & Equipment	67,847	67,847
Building	3,465,230	3,465,230
Land	930,000	930,000
Subtotal	4,748,176	4,748,176
Less: accumulated depreciation	(501,344)	(341,904)
Total	$4,246,832	$4,406,272

Depreciation expense for the year ended December 31, 2024 and 2023 amounted to $159,439 and $164,942, respectively. For the years ended on December 31, 2024 and 2023, the company recognized a loss of $0 and $17,219, respectively, in relation to the disposal of equipment at its carrying value.

Note 10 — Loans payable

Short-term loans:

	As of December 31, 2024	As of December 31, 2023
Factor H (1)	$685,172	$409,443
Factor I (2)	207,921	-
Factor J (3)	28,838	-
Factor K (4)	66,404	-
Jie Zhang (5)	100,000	100,000
Peng Zhang (6)	560,000	-
RedOne Investment Limited (“RedOne”) (7)	230,000	-
Agile Capital Funding, LLC (8)	480,798	-
ClassicPlan Premium Financing, Inc. (9)	9,471	-
Maximcash Solutions LLC (10)	300,000	-
Total short-term loans	$2,668,604	$509,443

Short-term loans consist of account receivable factoring agreements, subordinated business loan and third parties loans as of December 31, 2024 and 2023.

(1)	On October 23, 2023, the Merchants entered into a standard merchant cash advance agreement with Factor H. The Company sold $768,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $503,500 was remitted to the Company, after the deduction of the total fees of $26,500. The Company agreed to pay a weekly installment of $22,814.84 for 32 weeks with a final extra payment of $38,500. The effective interest rate of this agreement was 85.36%. For the year ended December 31, 2024 and 2023, the Company paid $409,443 and $94,057 principal of the loan.

On May 2, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,240,150 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $807,500 was remitted to the Company, after the deduction of the total fees of $42,500. The Company agreed to pay a weekly installment of $41,000 for 31 weeks. The effective interest rate of this agreement was 93.05%. The Company use this loan to pay off $175,314 previous loan with Factor H that dated on October 23, 2023. For the year ended December 31, 2024, the Company paid $807,500 principal of the loan.

On November 18, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,167,200 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $752,000 was remitted to the Company, after the deduction of the total fees of $48,000. The Company agreed to pay a weekly installment of $32,000 for 37 weeks. The effective interest rate of this agreement was 94.98%. The Company use this loan to pay off $566,150 previous loan with Factor H that dated on May 2, 2024. For the year ended December 31, 2024, the Company paid $66,828 principal of the loan.

(2)	On August 29, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor I. The Company sold $213,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $142,500 was remitted to the Company, after the deduction of the total fees of $7,500. The Company agreed to pay a weekly installment of $8,192 for 26 weeks. The effective interest rate of this agreement was 84.22%. For the year ended December 31, 2024, the Company paid $142,500 principal of the loan.

On December 12, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor I. The Company sold $319,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $213,750 was remitted to the Company, after the deduction of the total fees of $11,250. The Company agreed to pay a weekly installment of $13,313 for 24 weeks. The effective interest rate of this agreement was 84.03%. The Company use this loan to pay off $90,116 previous loan with Factor H that dated on August 29, 2024. For the year ended December 31, 2024, the Company paid $5,829 principal of the loan.

(3)	On September 27, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor J. The Company sold $72,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $47,470 was remitted to the Company, after the deduction of the total fees of $2,530. The Company agreed to pay a weekly installment of $3,021 for 24 weeks. The effective interest rate of this agreement was 88.98%. For the year ended December 31, 2024, the Company paid $18,632 principal of the loan.

(4)	On September 30, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor K. The Company sold $181,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $115,955 was remitted to the Company, after the deduction of the total fees of $9,045. The Company agreed to pay a weekly installment of $7,552 for 24 weeks. The effective interest rate of this agreement was 94.36%. For the year ended December 31, 2024, the Company paid $49,551 principal of the loan.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. The average dollar amount of the borrowings for the years ended December 31, 2024 and 2023 were $346,529 and $503,500. The weighted average effective interest rate for the years ended December 31, 2024 and 2023 were 92.20% and 85.36%. As of December 31, 2024 and 2023, outstanding balance amounted to $988,336 and $409,443, respectively.

(5)	On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan was extended to April 15, 2025. The loan balance as of December 31, 2024 and 2023 was $100,000 and $100,000, respectively.

(6)	On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a 2.5% shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025. For the year ended December 31, 2024, Nature’s Miracles made a payment of $500,000 toward the loan. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which Peng Zhang agreed to convert the $345,000 of loan balance into 130,682 shares of the Company’s common stock at a conversion price of $2.64 per share. As of December 31, 2024, the loan balance was $560,000.

(7)	On February 10, March 28, June 5, June 27, September 22, December 22, 2023 and February 20, 2024, Lakeshore entered into seven promissory notes with RedOne to which Lakeshore borrowed an aggregate principal amount of $380,000 with zero interest rate. On July 11, 2023, Lakeshore entered into a loan agreement with Deyin Chen (Bill) to which Lakeshore borrowed a principal amount of $125,000 with an annual interest rate of 8%. This loan was extended to March 11, 2024 with interest waived pursuant to a Side Letter to the loan agreements dated December 8, 2023. A payment of $75,000 was made upon close of the Merger on March 11, 2024 and the loan balance of $50,000 owed to Deyin Chen (Bill) was assigned to RedOne and the Company assumed the outstanding balance. The loan bears interest of 8% per annum. $50,000 was paid on July 29, 2024 and $150,000 was paid on November 11, 2024.

The balance of $230,000, originally due by December 11, 2024, was revised to be paid in two equal installments: the first installment of $115,000 no later than March 31, 2025, and the second installment of $115,000 no later than June 30, 2025.

(8)

On June 6, 2024, the Merchants entered into a subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $288,750, including the administrative agent fee of $13,750. The Company agreed to pay a weekly installment of $15,056 for 28 weeks. The effective interest rate of this agreement was 90.22%. The collateral consists of the Company’s right, title and interest in and to including the Company’s financial assets, goods, accounts, equipment, inventory, contract rights or rights to payment of money. The Company received the net proceeds on June 7, 2024. For the year ended December 31, 2024, the Company paid $275,000 principal of the loan.

On September 25, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $315,000, including the administrative agent fee of $15,000. The Company agreed to pay a weekly installment of $16,425 for 28 weeks. The effective interest rate of this agreement was 90.22%. The Company use this loan to pay off $195,806 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC that dated on June 6, 2024. For the year ended December 31, 2024, the Company paid $300,000 principal of the loan.

On November 21, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $575,000, including the administrative agent fee of $28,750. The Company agreed to pay a weekly installment of $29,982 for 28 weeks. The effective interest rate of this agreement was 90.80%. The Company use this loan to pay off $331,388 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC that dated on September 25, 2024. For the year ended December 31, 2024, the Company paid $65,452 principal of the loan.

(9)	On December 1, 2024, Visiontech and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $15,465 and financed $10,559 of it. Visiontech needs to pay a monthly installment of $1,286 for nine months with the last installment due on August 1, 2025. The effective interest rate of this loan was 22.57%. During the year ended December 31, 2024, the Company paid $1,088 principal of the loan.

(10)	On December 30, 2024, the Merchants entered into a business loan and security agreement (the “Agreement”) with Maximcash Solutions LLC (the “Maxim”). Under the Agreement, the Maxim loaned $311,000 to the Company, which includes an $11,000 origination fee deducted at the time of funding. This loan carries an interest rate of 51.64% and an annual percentage rate of 59.40%. The loan matures on January 14, 2026. The Company will repay the Loan in 26 biweekly payments of $15,430, with a total repayment amount of $401,190 over a 12-month term. The loan is secured by all present and after-acquired property of the Company. As security to the loan, the Company shall issue 311,000 shares of its common stock to Maximin in the event of a loan default. For the year ended December 31, 2024, no principal was paid.

The Company also make the following principal payments for the below loans for the year ended December 31, 2023:

On August 31, 2022, the Merchants entered into a standard merchant cash advance agreement with Factor A. Merchants sells to Factor A $1,065,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor A remitted the net purchase price of $712,500 to Merchants, after deducting the total fees of $37,500. Merchants agreed to pay a weekly installment of $26,625 for 40 weeks to Factor A until Factor A received the total purchased amount of receipts. The effective interest rate of this agreement was 105.19%. During the year ended December 31, 2023, the Company paid $326,233 principal of the loan.

On September 1, 2022, Visiontech entered into a receivables purchase agreement with another Factor B. Visiontech sold to Factor B $458,500 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor B disbursed the net purchase price of $339,465 to Visiontech, after deducting the origination fees of $10,500. Visiontech agreed to pay a weekly installment of $8,817.31 for 52 weeks to Factor B until Factor B received the total purchased amount of receipts. The effective interest rate of this agreement was 55.79%. During the year ended December 31, 2023, the Company paid $262,157 principal of the loan.

On October 31, 2022, Hydroman entered into a receivables purchase agreement with Factor C. Hydroman sold to Factor C $675,000 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor C remitted the net purchase price of $485,000 to Hydroman, after the deduction of the origination fees of $15,000. Hydroman agreed to pay a weekly installment of $16,071 for 42 weeks to Factor C until Factor C receive the total purchased amount of receipts. The effective interest rate of this agreement was 106.56%. During the year ended December 31, 2023, the Company paid $367,632 principal of the loan.

On October 31, 2022, Visiontech entered into a future receivable sale and purchase agreement with a capital management institution D at a sale price of $100,000, after the deduction of the origination fees of $10,000. According to the agreement, the amount of receivables being sold was $149,000 with 20% purchased percentage and the estimated daily payment amount is $1,490 for 20 weeks. The effective interest rate of this agreement was 85.25%. During the year ended December 31, 2023, the Company paid $68,868 principal of the loan.

On November 2, 2022, Hydroman entered into a receivables purchase agreement with Factor E. Hydroman sold to Factor E $374,750 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor E remitted the net purchase price of $225,000 to Hydroman, after the deduction of the total closing costs of $25,000. Hydroman agreed to pay a weekly installment of $15,615 for 24 weeks to Factor E until Factor E receive the total purchased amount of receipts. The effective interest rate of this agreement was 84.67%. During the year ended December 31, 2023, the Company paid $188,441 principal of the loan.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor F. The Company sold to Factor F $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor F remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor F until Factor F receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%. During the year ended December 31, 2023, the Company paid $110,977 principal of the loan.

On November 18, 2022, the “Merchants” entered into a standard merchant cash advance agreement with Factor G. The Company sold to Factor G $206,113 of its accounts receivable balances on a recourse basis for credit approved accounts. Factor G remitted the net purchase price of $123,750 to the Company, after the deduction of the total fees of $13,750. The Company agreed to pay a weekly installment of no more than $8,588 for 24 weeks to Factor G until Factor G receive the total purchased amount of receipts. The effective interest rate of this agreement was 89.96%. During the year ended December 31, 2023, the Company paid $110,977 principal of the loan.

On September 21, 2022, Hydroman signed a commercial loan with WebBank for the principal amount of $100,000. This loan requires a weekly installment payment of $2,244.38 for 52 weeks. The effective interest rate of this loan was 31.22%. The Company paid off this loan on June 14, 2023. During the year ended December 31, 2023, the Company paid $76,064 principal of the loan.

On September 18, 2022, Hydroman and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $35,508 and financed $26,387 of it. Hydroman needs to pay a monthly installment of $3,065 for six months with the last installment due on May 19, 2023. The effective interest rate of this loan was 10.80%. The Company paid off this loan on May 16, 2023. During the year ended December 31, 2023, the Company paid $14,922 principal of the loan.

On February 13, 2023, Hydroman and First Insurance Funding entered into a premium financing agreement with a total gross policy premium and related fees of $4,812 and financed $4,461 of it. Hydroman needs to pay a monthly installment of $481 for ten months with the last installment due on December 13, 2023. The effective interest rate of this loan was 16.85%. The Company terminated the insurance policy and this loan on June 15, 2023. During the year ended December 31, 2023, the Company paid $4,812 principal of the loan.

Interest expenses for short term loans amounted to $1,375,069 and $428,159 for the years ended December 31, 2024 and 2023, respectively.

Short-term loans — related parties: refer to Note 11 Related Party transactions.

Long-term debts:

Long-term debts consist of three auto loans, one building loan, and one secured business loan as of December 31, 2024 and 2023.

The outstanding amount of the auto loans were $80,238 and $114,621 as of December 31, 2024 and 2023, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. During the year ended December 31, 2024 and 2023, the Company made total payments of $34,382 and $32,733 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans as of December 31, 2024 are as follows:

Twelve months ended December 31,	Repayment
2025	$36,121
2026	27,655
2027	16,462
Total	$80,238

The outstanding amount of the building loan was $2,771,645 and $2,852,597 as of December 31, 2024 and 2023, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the west. The loan requires monthly installment payment of $15,165 with the last installment due on January 10, 2032. During the year ended December 31, 2024 and 2023, the Company made total payments of $80,952 and $78,077 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan as of December 31, 2024 are as follows:

Twelve months ended December 31,	Repayment
2025	$83,868
2026	86,928
2027	89,785
Thereafter	2,511,064
Total	$2,771,645

The outstanding amount of the secured business loan was $3,127,742 and $3,281,526 as of December 31, 2024 and 2023, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the year ended of December 31, 2024 and 2023, the Company made total payments of $153,784 and $57,020 towards the loan, respectively.

Minimum required principal payments towards the Company’s secured business loan as of December 31, 2024 are as follows:

Twelve months ended December 31,	Repayment
2025	$181,087
2026	213,239
2027	251,099
2028	295,681
Thereafter	2,186,637
Total	$3,127,743

Interest expenses for long term loans amounted to $633,089 and $406,442 for the years ended December 31, 2024 and 2023, respectively.

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

On July 3, 2024, the Company entered into four convertible note agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $13.26. On November 19, 2024, the Company entered into four debt-to-equity conversion agreements, under which four investors agreed to convert a total of $410,000 into 155,303 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as require by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to June and September 2025, with two maturing in each month. The balance of these Notes are $410,000 as of December 31, 2024.

On July 17, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant to which the Company sold, in a private placement, a $180,000 convertible note with an original issue discount of $27,500, and a warrant to purchase up to 7,250 shares of common stock at an exercise price of $26.10 per share. The interest on the note was 12% per annum and the maturity date of the note was 12 months from July 17, 2024. The note can be converted into a fixed price of $12.00 per share. As consideration for entering into the securities purchase agreement, the Company issued a total of 6,000 shares to the investor on July 19, 2024. The warrant was exercisable on July 17, 2024 until five years from July 17, 2024. Approximately $58,090 from the convertible note proceeds was allocated to issuance of ordinary shares and warrants based on relative fair value. On July 30, 2024, the note was terminated as a result of the Company’s full payment of the note’s principal and accrued interest in the total amount of $212,400. As a result, all obligations under the note have been satisfied, and the note is no longer outstanding.

On August 13, 2024, the Company entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount. The maturity date was June 15, 2025 and the interest rate of the note was 12% per annum. The initial funding was scheduled to be paid in 10 equal monthly installments of $20,350. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of December 31, 2024, the balance of this note was $92,045.

On September 18, 2024, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $107,880 with an original issue discount of $14,880. The note bears a one-time interest charge of 13% and maturity date was July 15, 2025. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $60,952 due on March 15, 2025, and the remaining four payments of $15,238 due on the fifteenth day of each month thereafter. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of December 31, 2024, the balance of this note was $85,000.

On October 14, 2024, the Company issued and sold to Diagonal a promissory note in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears a one-time interest charge of 14% of the principal amount. Accrued, unpaid interest and outstanding principal will be due in ten payments, each in the amount of $11,537. The first payment will be due November 15, 2024 with nine subsequent payments due on the 15th of each month thereafter. Only upon occurrence of an event of default under the note, the note will be convertible into common stock at a conversion price equal to 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date. As of December 31, 2024, the balance of this note was $65,182.

On November 18, 2024, the Company signed one convertible note agreement of $90,000 from one investor. The note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $29.31. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which the investor agreed to convert the $90,000 into 34,091 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as require by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to September 2025. As of December 31, 2024, the balance of this note was $90,000.

On December 17, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant for a $180,000 convertible note with an original issue discount of $20,000. The note bears an annual rate of 12% and the maturity date of this note shall be December 17, 2025. The note can be converted into a fixed price of $2.50 per share. Net proceeds to the Company amounted to $150,000 (after deducting the fee paid to escrow agent of $10,000). The Company has also agreed to issue 118,000 shares of common stock for commitment fee, and a warrant to purchase up to 138,462 shares of common stock. As of December 31, 2024, the balance of this note was $164,483 and the shares and warrants were not issued. On January 21, 2025, the Company and investor mutually rescinded the above note and released the Company from all of its obligations. The Company returned the $160,000 to the investor on January 15, 2025.

On December 12, 2024, the Company entered into a convertible promissory note with Diagonal in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears 14% interest per annum and maturity date is December 15, 2025. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of December 31, 2024, the balance of this note was $80,929.

Interest expenses in connection with the convertible notes for the year ended December 31, 2024 amounted to $196,373.

Note 12 — Related party transactions

Purchases and accounts payable – related parties:

UniNet Global Inc. (“Uninet”), a vendor whose stockholder is Zhiyi (Jonathan) Zhang who is also one of the stockholders and management of the Company, sold certain products to Visiontech. On September 24, 2024, the Company entered into a trade payable forgiveness agreement with Visiontech, Uninet and NMI, relating to the cancellation of a portion of outstanding trade payables owed by Visiontech to Uninet. Visiontech owed Uninet a trade payable in the amount of $2,713,073 as of June 30, 2024. Pursuant to the trade payable forgiveness agreement, Uninet agreed to cancel the outstanding trade payable of $2,135,573, leaving a remaining balance of $577,500 still payable by Visiontech to Uninet. The debt forgiveness was recorded as an increase in additional paid in capital of $2,135,573 as a result of related party transaction. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with Visiontech, Uninet, and NMI, under which the remaining balance of $577,500 to be converted into 218,750 shares of common stock for Jonathan Zhang at a conversion price of $2.64 per share. As of December 31, 2024 and 2023, the outstanding accounts payable amount due to Uninet was $0 and $2,758,074, respectively.

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

On April 11, 2023, one of the Company’s customers and vendors, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. For the years ended December 31, 2024 and 2023, the purchases made from Iluminar was $307,182 and $56,671, respectively. As of December 31, 2024 and 2023, the accounts payable amount due to Iluminar was $308,407 and $0, respectively.

Revenue and accounts receivable - related party:

During the years ended December 31, 2024 and 2023, the sales revenue from Iluminar was $1,593,926 and $300,053, respectively. As of December 31, 2024 and 2023, the account receivable, net from Iluminar was $976,449 and $305,669, respectively.

Prepayments - related party:

As of December 31, 2024 and 2023, the prepayments from Jonathan was $10,000 and $0, respectively.

Deferred income – contract liabilities - related party:

As of December 31, 2024 and 2023, the deferred income - contract liabilities from Iluminar was $86,468 and $0, respectively.

Other payables — related parties

For the year ended December 31, 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fee for the Company. As of December 31, 2024 and 2023, the outstanding amount due to NMCayman was $170,000 and $170,000, respectively.

For the year ended December 31, 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. As of December 31, 2024 and 2023, the outstanding amount due to Yang Wei was $23,813 and $23,813, respectively.

For the year ended December 31, 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023, September 4, 2023, and July 1, 2024, Zhiyi (Jonathan) Zhang paid another $1,000, $557, $8,184 for normal business operating expenses, respectively. Furthermore, in 2024, Mr. Zhang contributed an additional $10,936 toward Company expenses. On October 11, 2023, the Company paid off $28,501 of the balance. As of December 31, 2024 and 2023, the outstanding amount due to Zhiyi (Jonathan) Zhang was $20,120 and $1,000.

In September 2024, James Li paid a total amount of $30,000 of normal business operating fee for the NMCA and NMCA paid it back to James in November 2024. As of December 31, 2024, the outstanding amount due to James Li was $0.

For the year ended December 31, 2024, Nature’s Miracle Holding Inc. has an outstanding amount due to Mr. Tie (James) Li for $25,000 of board fees.

For the year ended December 31, 2024, Nature’s Miracle Holding Inc. has an outstanding amount due to Zhiyi (Jonathan) Zhang for $25,000 of board fees.

As of December 31, 2024 and 2023, accrued interest expense from related parties, were $103,776 and $63,141, respectively, which were included in other payable related parties on the Company’s balance sheets. (see Short-term loans — related parties for detail).

Loan receivable — related parties:

	As of December 31, 2024	As of December 31, 2023
Loan to Lakeshore Acquisition II Corp.	$-	$460,000
Total loan receivable – related parties	$-	$460,000

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

As a result of the Merger, all loans to Lakeshore had been consolidated and eliminated on the Company’s consolidated balance sheets.

Interest income for loan receivable – related parties amounted to $0 and $6,861 for the years ended December 31, 2024 and 2023, respectively.

Short-term loans — related parties

	As of December 31, 2024	As of December 31, 2023
Zhiyi Zhang (1)	$60,000	$60,000
Tie Li (2)	185,000	110,000
NMCayman (3)	35,755	613,255
Total short-term loans – related parties	$280,755	$783,255

(1)	On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently further extended to August 15, 2024, and finally extended to April 15, 2025. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. The loan balance as of December 31, 2024 and 2023 was $60,000 and $60,000. As of December 31, 2024 and 2023, the accrued interest of this loan was $12,079 and $7,186, respectively.

(2)	In December 2022, the Company signed two loans with Tie (James) Li, the Company’s CEO, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. The Company made $500,000 payments towards the loan on June 16, 2023 and paid $50,000 on July 29, 2024. The $110,000 loan was further extended to February 15, 2024, subsequently extended to August 15, 2024, and finally extended to April 15, 2025. The loan balance as of December 31, 2024 and 2023 was $60,000 and $110,000, respectively. The accrued interest of this loan as of December 31, 2024 and 2023 was $547 and $8,800, respectively.

On July 11, 2023, Lakeshore signed one loan with Tie (James) Li for a principal amount of $125,000 with 8% interest rate. This loan was required to be paid in full before November 11, 2023. On December 8, 2023, Lakeshore entered into a side letter to this loan agreement to extend the repayment to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. This loan was subsequently extended to September 15, 2024 and finally extended to April 15, 2025. The loan balance as of December 31, 2024 and 2023 was $125,000 and $0, respectively. As of December 31, 2024, accrued interest of this loan was $2,521.

(3)	On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024, and finally extended to April 15, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $299,714 balance of this debt and $277,786 balance of another debt (see below) will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. As of December 31, 2024 and 2023, the loan balance was $18,556 and $318,270, respectively. As of December 31, 2024 and 2023, accrued interest of this loan was $46,180 and $24,276, respectively.

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024, and finally extended to April 15, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $277,786 balance of this debt and $299,714 balance of another debt will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. As of December 31, 2024 and 2023, the loan balance was $17,199 and $294,985, respectively. As of December 31, 2024 and 2023, the accrued interest of this loan was $42,449 and $22,500, respectively.

On April 1, 2023, NMI and NMCayman entered into a loan agreement for the principal amount of $160,000 with 8% interest rate. This loan had been paid in full on June 13, 2023.

Interest expense for short-term loan - related parties amounted to $61,597 and $80,381 during the twelve months ended December 31, 2024 and 2023, respectively.

Note 13 — Income taxes

The provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Income Tax Expense
Current federal tax expense
Federal	$-	$-
State	5,100	2,421
Deferred tax
Federal	-	162,048
State	-	53,889
Total	$5,100	$218,358

The Company is subject to U.S. federal income tax as well as income tax of state tax jurisdictions. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	December 31, 2024	December 31, 2023
Statutory tax rate
Federal	21.00%	21.00%
State of California	6.90%	6.81%
Permanent difference	(0.11)%	(4.19)%
Change in valuation allowance	(27.83)%	(26.69)%
Effective tax rate	(0.04)%	(3.07)%

As of December 31, 2024 and 2023 the income tax payable was $297,991 and $299,018, respectively, and the net deferred tax asset was $0 and $0, respectively.

The significant components that comprised the Company’s net deferred taxes are as follows:

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets/(liabilities)
Property, plant and equipment	(70,758)	(70,758)
Right of use asset	66,063	17,283
Allowance for credit loss	441,890	327,557
Inventory impairment	1,003,122	355,243
Net operating loss – federal	4,237,504	1,243,813
Less: valuation allowance	(5,677,821)	(1,873,138)
Total deferred tax assets/(liabilities)	-	-

The Company’s cumulative net operating loss (“NOL”) of approximately $16.8 million as of December 31, 2024 was mainly from NOL of Nature’s Miracle and Hydroman. The Company evaluated the recoverable amounts of deferred tax assets and provided a valuation allowance to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized. The Company considers both positive and negative factors when assessing the future realization of the deferred tax assets and applied weigh to the relative impact of the evidence to the extent it could be objectively verified.

Note 14 — Equity

Reverse recapitalization

The total number of shares which the Company shall have the authority to issue is one hundred and one million (101,000,000) shares of two classes of capital stock to be designated respectively preferred stock (“Preferred Stock”) and common stock (“Common Stock”). The total number of shares of Common Stock the Company shall have authority to issue is 100,000,000 shares, par value $0.0001 per share. The total number of shares of Preferred Stock the Company shall have authority to issue is 1,000,000 shares, par value $0.0001 per share. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. As a result of the Merger as described in note 1, all share and per share data has been retroactively restated to reflect the current capital structure of the Company.

Shares issued in connection with the Company’s Merger on March 11, 2024:

Common Stock
Lakeshore’s shares outstanding prior to reverse recapitalization	74,717
Shares issued to private rights	1,172
Conversion of the Lakeshore’s public shares and rights	26,337
Shares issued to service providers	26,717
Shares issued for commitment fee	5,114
Bonus shares issued to in connection with Lakeshore loans *	2,200
Bonus shares issued to in connection with NMI loans *	3,333
Conversion of NMI’s shares into the Company’s ordinary shares	742,416
Total shares outstanding	882,006

*	In connection with the Merger, the Company, Lakeshore and NMI further entered into a Letter Agreement on November 15, 2023, a total of 4,168 shares of the Company’s common stock will be issued upon closing of the Merger in connection with certain transactions relating to the Merger: (i) 1,667 shares to Tie (James) Li and 1,667 shares to Zhiyi (Jonathan) Zhang (or 3,334 shares in the aggregate) in connection with their guarantees of the repayment of the Newtek Loan, which was loaned to a subsidiary of NMI with the principal amount of $3,700,000; (ii) 417 shares to Tie (James) Li and 417 shares to Deyin (Bill) Chen (or 834 shares in the aggregate) in connection with their loans to Lakeshore, each with the principal amount of $125,000 under separate but similar loan agreements); At the Close of Merger, additional shares of 533 and 833 were issued to Tie (James) Li and Prosperity Spring International Investment Management in connection with their loans to Lakeshore.

The shares were valued $300 per share, of which $1.0 million (3,334 shares awarded pertaining to loan guarantee for the Newtek loan) was expensed as finance expense in the Company consolidated statements of operations during the year ended December 31, 2024. $660,000 was expensed in Lakeshore’s statements of operations and carried over as retained deficit after the Merger. The shares in connection with the loans have been issued during the close of the Merger.

*	On April 10, 2023, Lakeshore entered into a standby equity purchase agreement (as amended by amendment No. 1 to the agreement dated June 12, 2023 and amendment No. 2 to the agreement dated December 11, 2023, the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, Lakeshore has the right, but not the obligation, to sell to Yorkville up to $60,000,000 of shares of common stock at Lakeshore’s request any time during the commitment period commencing on the sixth (6th) trading day following the date of closing of the reverse recapitalization and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the effective date and (ii) the date on which Yorkville will have made payment of any advances requested pursuant to the SEPA for the shares of common stock equal to the commitment amount of $60,000,000.

The Company has paid YA Global II SPV, LLC, a subsidiary of Yorkville, a structuring fee in the amount of $25,000. In addition, no later than ten trading days following the closing of the reverse recapitalization, Lakeshore agreed to pay a commitment fee in an amount equal to $300,000 by the issuance to Yorkville of such number of shares of common stock that is equal to the commitment fee divided by the lower of (i) the average VWAP for the seven consecutive trading days immediately after the close of the reverse recapitalization and (ii) $10.00 per share. The 5,114 shares at $58.66 per share had been issued on November 22, 2024.

Reverse Split

On November 18, 2024, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect a one-for-thirty (1-for-30) reverse split (the “Reverse Split”). The Reverse Split became effective on November 21, 2024. As a result of the Reverse Split, every 30 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, with no change to the par value per share. All share and per share data has been retroactively restated to reflect the Reverse Split of the Company.

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

Pursuant to board resolution dated August 23, 2023, the Company is to grant a one-time award of 333 shares of common stock of the company to Charles Hausman, a Director of the Company; a one-time award of 1,667 shares of the company to Tie “James” Li and a one-time award of 1,667 shares of the company to Zhiyi Zhang, both executives of the Company. The above awards are vested immediately upon consummation of the business combination with Lakeshore.

Pursuant to board resolution dated September 20, 2023, the Company approved a stock grant to Mr. Darin Carpenter, Chief Operating Officer of the Company, pursuant to which Mr. Carpenter will be issued 3,334 shares of the Company’s common stock over a two-year service period upon consummation of the business combination Lakeshore.

On August 1, 2024, the Company and Darin Carpenter entered into the mutual termination of employment agreement and intent to transition to project-based work (the “Agreement”), in which it was agreed that Mr. Carpenter shall resign from his position as Chief Operating Officer of the Company effective as of July 31, 2024. Pursuant to the Agreement, the Company and Mr. Carpenter agreed that Mr. Carpenter will provide services as a consultant to the Company on a per project basis as needed. In addition, the Company agreed to fully vest 3,334 shares of common stock that was issuable to Mr. Carpenter pursuant to the Employment Agreement dated as of September 17, 2023, by and between the Company and Mr. Carpenter. The Company also agreed to pay Mr. Carpenter the equivalent of two months of salary.

Shares award to Mr. Hausman and Mr. Carpenter per Letter Agreement stated above has a fair value of $1.1 million and were expensed as compensation expenses according to vesting terms.

Pursuant to board resolution dated March 24, 2024, certain key employees were approved for stock incentives including George Yutuc (Chief Financial Officer), Kirk Collins (Director of Sales), and Amber Wang (Controller). Each can receive shares that vest over time of 3,334, 1,667 and 1,667 shares, respectively. Each of these employees have signed an employment agreement that reflects such shares and unique vesting schedules. The fair value of the shares to be issued was approximately $178,000 at $26.70 per share.

On April 2, 2024, the Company entered into an investor relations consulting agreement with MZHCI LLC (“MZHCI”) pursuant to which MZHCI will provide investor relations services to the company and the agreement has a term of six months. The Company will pay $14,000 cash per month and to issue MZHCI 5,000 shares of restricted common stock, 2,500 shares will be vested immediately upon signing the agreement and 2,500 shares will vest on October 1, 2024. The fair value of the shares was approximately $143,000 at $28.50 per share. The 5,000 shares were issued on May 7, 2024.

Pursuant to board resolution dated October 25, 2024, the Company approved the issuance of 13,334 restricted shares of common stock, par value $0.0001 per share to Alta Waterford LLC for service provided related to digital advertising and social media platform. The shares shall be issued pursuant to the 2024 Incentive Plan. The fair value of the shares was approximately $58,000 at $4.37 per share. The shares were issued on November 21, 2024.

Pursuant to board resolution dated November 18, 2024, the Company approved the issuance of 75,757 restricted shares of common stock, par value $0.0001 per share to PX SPAC Capital Inc. for one- year service to be provided related to business consulting and advisory. The shares shall be issued pursuant to the 2024 Incentive Plan. The fair value of the shares granted was approximately $200,000 at $2.64 per share. Stock compensation expenses for the year ended December 31, 2024 amounted to $23,561.

For the years ended December 31, 2024, the Company recorded stock compensation expenses of $1,413,458. Those stock compensation expenses are included in the Company’s operating expenses.

Shares issued with private placement

On July 19, 2024, the Company issued a total of 6,000 shares to the investor pursuant to a securities purchase agreement (See Note 11 on Convertible notes for detail). The fair value of the shares was approximately $81,000 at $13.5 per share.

Public Offering

On July 29, 2024, the Company closed an underwriting public offering for the sale of 166,667 units at a public offering price of $7.2 per unit, with each unit consisting of: (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for aggregate net proceeds of $1.0 million after deducting underwriting discounts and other offering expenses. Pursuant to the terms of an underwriting agreement dated as of the offering date, the Company agreed to grant EF Hutton LLC, the underwriter, 25,000 warrants, representing 15% of the warrants sold as part of the units in this offering.

On November 7, 2024, the Company entered into an underwriting agreement with D. Boral Capital LLC as the underwriter, relating to a firm commitment underwritten public offering of (i) 837,788 units at a public offering price of $3.354 per Unit, with each Unit consisting of one share of common stock, par value $0.0001 per share, of the Company, one Series A warrant to purchase one share of common stock at an exercise price of $3.354 per share and one Series B warrant to purchase such number of shares of common stock as determined on the reset date, at an exercise price of $0.003 per shares, and (ii) 56,667 pre-funded units (the “Pre-Funded Units”) at a public offering price of $3.351 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) exercisable for one share of common stock at an exercise price of $0.003 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants was exercised on November 12, 2024. Net proceed to the Company amounted to approximately $2.5 million.

Warrants:

Warrants issued prior to reverse recapitalization

In connection with the reverse recapitalization, the Company has assumed 120,858 warrants outstanding, which consisted of 115,000 public warrants and 5,858 private warrants. Both of the public warrants and private warrant met the criteria for equity classification.

Each whole warrant entitles the holder to purchase one ordinary share at a price of $345 per share, subject to adjustment as described below, commencing 30 days after the completion of its initial business combination, and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade.

The Company may redeem the warrants at a price of $0.3 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $540 (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and prior prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” If a registration statement is not effective within 90 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise. If an initial business combination is not consummated, the warrants will expire and will be worthless.

In addition, if (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at a newly issued price of less than $276 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founders’ shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination is below $276 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $540 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

Warrant issued with July convertible notes

On July 17, 2024, the Company issued a total of 7,250 warrants in connection with a securities purchase agreement, granting the option to purchase up to 7,250 shares of common stock at an exercise price of $26.10 per share. The warrant is exercisable on July 17, 2024 until five years from July 17, 2024. The fair value of the warrants was approximately $4,600 at $0.60 per warrant.

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

Series A Warrant issued in July Public offering

On July 29, 2024, the Company issued a total 191,667 Series A warrant, each entitling the holder to purchase one share of common stock at a public offering price of $7.2 per unit.

The Series A warrant is immediately exercisable on the date of issuance at an exercise price of $7.2 per share and expires five years from the closing date of the offering (See above Public Offering for detail).

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

The exercise price per whole share of Common Stock issuable upon exercise of Series A warrants is $7.2 per share. The exercise price and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, dilutive issuances or similar events. In addition, with respect to Series A warrants, subject to certain exemptions outlined in the Series A warrants, if we sell, enter into an agreement to sell, or grant any option to purchase, or sell, enter into an agreement to sell, or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock, at an effective price per share less than the exercise price of the Series A warrants then in effect, the exercise price of the Series A warrants shall be reduced to equal the effective price per share in such dilutive issuance, provided, however, in no event shall the exercise price of the Series A warrants be less than $1.5.

In November 2024, a total of 46,800 Series A warrants were exercised to subscribe for common stocks for a total consideration of approximately $0.3 million.

Warrants and Pre-Funded Warrants issued in November Public offering

On November 12, 2024, the Company issued a total 894,454 Series A warrants, including 56,667 Series A warrants from Pre-Funded Unit, 894,454 Series B warrants, including 56,667 Series B warrants from Pre-Funded Unit, and 56,667 Pre-Funded warrants.

The Series A Warrants was exercisable commencing upon warrant stockholder approval (“Warrant Stockholder Approval”, see define below), have an exercise price of $3.354 per share (subject to certain anti-dilution and share combination event protections) and have a term of 5 years from the date of the Warrant Stockholder Approval.

The Series B Warrants was exercisable commencing upon Warrant Stockholder Approval, will have an exercise price of $0.003 per share and will have a term of 2 years from the date of Warrant Stockholder Approval.

The purchase price of each Pre-Funded Unit is $3.351, and the exercise price of each Pre-Funded Warrant included in the Pre-Funded Unit is $0.003 per share. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. This offering also relates to the shares of common stock issuable upon exercise of any Pre-Funded Warrants and Warrants sold in this offering. (See above Public Offering for detail).

The exercise price and number of shares of common stock issuable under the Series A Warrants are subject to adjustment and the number of shares of common stock issuable under the Series B Warrants will be determined following the 10th trading day after the date of Warrant Stockholder Approval (the “Reset Date”), and to be determined pursuant to 80% of the lowest daily average trading price of the common stock during the reset period (“Reset Period”), the period commencing on the first (1st) Trading Day after the date of Stockholder Approval and ending on the tenth (10th) trading day after the date of stockholder approval, subject to a minimum price of $0.6708 per share, such that the maximum number of shares of common stock underlying the Series A Warrants would be an aggregate of approximately 4,472,272 (determined by dividing the offering amount of $3,000,000 by the minimum exercise price of $0.6708) and the maximum number of shares of common stock underlying the Series B Warrants would be an aggregate of approximately 3,577,818 (determined by subtracting the 837,788 Units and 56,667 Pre-Funded Units offered from 4,472,272).

Warrant Stockholder Approval. Under Nasdaq listing rules, the Warrants may not be exercised unless and until the Company obtain the approval of its stockholders. While the Company intends to promptly seek stockholder approval, there is no guarantee that the Warrant Stockholder Approval will ever be obtained. If the Company is unable to obtain the Warrant Stockholder Approval, the Warrants may not be exercised and will have substantially less value. In addition, the Company will incur substantial cost, and management will devote substantial time and attention, in attempting to obtain the Warrant Stockholder Approval.

In December 2024, a total of 430,859 Series B warrants were exercised to subscribe for common stocks for a total consideration of approximately $43.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
			US$
December 31, 2023	-	-	$-	-
Converted upon the reverse recapitalization	120,858	120,858	$345.00	4.19
Granted	2,044,492	2,044,492	$2.24	3.39
Forfeited	-	-	$-	-
Exercised	(534,326)	(534,326)	$0.49	-
December 31, 2024	1,631,025	1,631,025	$28.21	3.94

Note 15 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2024 and 2023, $414,938 and $219,553, respectively, were deposited with various major financial institutions in the United States. The amount in excess of the FDIC insurance was nil as of December 31, 2024 and 2023.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the years ended December 31, 2024 and 2023, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 12— Related party transactions.

	For the year ended December 31, 2024	As of December 31, 2024
	Percentage of Revenue	Percentage of Account Receivable
Customer A	12%	31%
Customer C	12%	<10%
Iluminar	17%	35%

	For the year ended December 31, 2023	As of December 31, 2023
	Percentage of Revenue	Percentage of Account Receivable
Customer C	13%	13%
Customer G	<10%	31%
Customer H	<10%	12%
Customer I	<10%	10%
Iluminar	<10%	18%

During the years ended December 31, 2024 and 2023, the major vendors of the Company are as below. Both Megaphoton, Ilumionar and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 12— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the year ended December 31, 2024	As of December 31, 2024
	Percentage of Purchase	Percentage of Account Payable
Vendor A	53%	20%
Vendor C	22%	13%
Iluminar	<10%	<10%
Megaphoton Inc.	<10%	49%

	For the year ended December 31, 2023	As of December 31, 2023
	Percentage of Purchase	Percentage of Account Payable
Vendor A	52%	<10%
Vendor B	25%	<10%
Megaphoton Inc.	<10%	57%
Uninet Global Inc.	<10%	20%

Note 16 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicles, offices and warehouses space in California, Pennsylvania and Texas. $470,716 and $503,089 of operating lease right-of-use assets and $467,982 and $517,356 of operating lease liabilities were reflected on the December 31, 2024 and 2023 financial statements, respectively.

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

Lease cost	December 31, 2024	December 31, 2023
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$409,453	$414,370
Other information
Cash paid for amounts included in the measurement of lease liabilities	426,454	442,252
Weighted average remaining term in years	2.04	1.45
Average discount rate – operating leases	7.14%	6.81%

The supplemental balance sheet information related to leases for the period is as follows:

	As of December 31, 2024	As of December 31, 2023
Operating leases
Right of use asset	470,716	503,089
Lease Liability – current portion	262,380	359,459
Lease Liability – net of current portion	205,602	157,897
Total operating lease liabilities	$467,982	$517,356

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended September 30,	Operating Lease
2025	$286,176
2026	136,344
2027	65,022
Thereafter	19,223
Less: Imputed interest/present value discount	(38,783)
Present value of lease liabilities	$467,982

Note 17 — Commitment and Contingencies

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

On November 22, 2024, NM Data entered into an investment agreement to acquire 51% of Future Tech for total of $3 million. Future Tech is an Ohio-based company, for the development and construction of a 50MW high density data center and a vertical farming facility in Stryker, Ohio. The closing of the acquisition of FutureTech is subject to Future Tech’s executing an electricity sales and purchase agreement with a certain supplier set forth in the agreement and Future Tech entering into a ten-year lease option to purchase indoor space as set forth in the agreement. Through the date of the report, $700,000 was paid to Future Tech with $2.3 million still to be paid based on closing.

Nasdaq Stock Market LLC (“Nasdaq”) Notification Letters

The Company received various Nasdaq notification letters for non-compliance on certain continued listing requirements since April 2024. On October 24, 2024, the Company received a notification letter from with Nasdaq notifying the Company that, as a result of the Company’s failure to regain compliance with Nasdaq’s continued listing requirements under Nasdaq’s Listing Rule 5450(b)(2)(A), requiring the market value of listed securities to be at least $50,000,000 for continued listing (the “MVLS Rule”), and Listing Rule 5450(b)(1)(C) requiring the market value of its publicly held shares to be at least $5,000,000 for continued listing (the “MVPHS Rule”) under Listing Rule 5450(b)(1)(C) (the “MVPHS Rule”) by the previously imposed deadline of October 23, 2024, Nasdaq has determined to delist the Company’s common stock from the Nasdaq Global Market. The Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s delisting determination.

NOTE 18 — SEGMENT INFORMATION

The Company conducts business as a single operating segment for indoor agriculture technology that provides products to indoor growers which is based upon the Company’s organizational and management structure, as well as information used by the Chief Executive Officer (“CODM”) to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 3.

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is segment profit or loss, as reported on the statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	Year Ended December 31,
	2024	2023

Revenues	$9,261,583	$8,932,751
Less:
Cost of revenues	12,066,778	9,881,622
Operating expenses:
Salary and benefits expenses	1,883,893	1,388,987
Professional fees	2,320,041	861,056
Stock-based compensation	1,413,458	-
Other selling, general and administrative	1,516,728	908,952
Provision for credit losses	408,569	907,021
Goodwill impairment loss	-	1,023,533
Other expenses (income):
Interest expense, net	2,301,600	847,191
Non cash finance expense	1,000,000	-
Loss on loan extinguishment	8,417	233,450
Income taxes	5,100	218,358
Other segment (income) expense	(9,661)	752
Net loss	$(13,653,340)	$(7,338,171)

Note 19 — Subsequent events

On January 10, 2025, NMI, Hydroman (“Seller) entered into a sales agreement with One Inc., a corporation based in Ontario, California (“Buyer”). Seller and Buyer agree to a sale price of $1,200,000 for all inventory in the sales agreement. In additional, both parties agree to payment terms of 8.33% down payment or $100,000 to be paid within 10 days of signing the agreement. The remaining balance of $1,110,000 shall be due within 90 days of the signing. The company has not received payment as date of the report.

On January 13, 2025, the Company received notice from Nasdaq indicating that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s securities from Nasdaq based upon the Company’s non-compliance with Listing Rule 5550(b)(1), Nasdaq’s minimum shareholders’ equity rule. As a result of the Panel’s decision, Nasdaq suspended trading in the Company’s securities effective at the open of trading on Wednesday, January 15, 2025.

On February 7, 2025, the Merchants entered into a standard merchant cash advance agreement with Wave advance Inc (the “Factor L”). The Company sold $183,750 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $107,500 was remitted to the Company, after the deduction of the total fees of $8,750. The Company agreed to pay a weekly installment of $13,125 for 14 weeks. The effective interest rate of this agreement was 113.58%. For the period ended February 28, 2025, the Company paid $41,559 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor I. The Company sold $94,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $61,070 was remitted to the company, after the deduction of the total fees $3,390. The Company agreed to pay a weekly installment of $6,732 for 14 weeks. The effective interest rate of this agreement was 25.37%. The Company use this loan to pay off $18,125 previous loan with Factor I that dated on February 10, 2025. For the period ended February 25, 2025, the Company paid $4,362 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor K. The company sold $147,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $92,605 was remitted to the company, after the deduction of the total fees $7,395. The Company agreed to pay a weekly installment of $10,500 for 14 weeks. The effective interest rate of this agreement was 96.04%. The Company use this loan to pay off $37,760 previous loan with Factor K that dated on September 30, 2024. For the period ended February 25, 2025, the Company paid $18,389 principal of the loan.

On February 25, 2025, the Merchant entered into another standard merchant cash advance agreement with Factor L. The Company sold $280,770 of its accounts receivable balance on a recourse basis for credit approved accounts. The net purchase price $177,630 was remitted to the company, after the deduction of the total $13,370. The Company agreed to pay a weekly installment of $17,550 for 16 weeks. The effective interest rate of this agreement was 95.63%. The Company use this loan to pay off $137,500 previous loan with Factor L that dated on February 7, 2025. For the year ended February 28, 2025, the Company paid $41,559 Principal of the loan.

On March 26, 2025 the Company signed a convertible note with Black Ice Advisors, LLC, face value of the note is $100,000, interest at 10%. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to lowest trading price with a 20 day look back. The note can be prepaid within 6 months at 120% of principal and accrued interest. The net funds provided was $95,000 after deducting legal fees.

On April 11, 2025 the Company signed a convertible promissory note agreement with Big Lake Capital, LLC (“Big Lake” or “Investor”). Big Lake is a related party controlled by Tie “James” Li, Chairman and CEO of the Company. The agreement calls for up to $2,000,000 in financing with an initial tranche of $600,000. The amount funded can be converted into shares of the Company at a conversion price equal to 110% of the end of the trading date. The rate of interest is 10%. The agreement also includes 100% warrant coverage with exercise price the same as conversion price. Astor & Co., who invested in Big Lake Capital on April 11, 2025, will be the beneficial owner of the first batch of warrants.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Upon the consummation of the Business Combination, the following individuals were appointed to serve as executive officers and directors of the Company:

Name	Age	Position
Tie (James) Li	57	Chairman, Chief Executive Officer, and Director
George Yutuc	60	Chief Financial Officer, Chief Operating Officer
Zhiyi (Jonathan) Zhang	56	President and Director
Varto Levon Doudakian	47	Vice President
Charles Jourdan Hausman	54	Independent Director
H. David Sherman	77	Independent Director
Jon M. Montgomery	76	Independent Director

Background of Directors and Executive Officers

Tie (James) Li serves as Chairman, Chief Executive Officer and Director of the Company. He founded Nature’s Miracle, Inc. in 2022 and has served as the Company’s Chairman and CEO since. From February 2015 to 2022, he was the Founder and Chairman of Early Bird Investment, a private equity firm focused on agriculture, mobile gaming and clean energy. From 2006 to 2015, he was the co-founder, CFO, President and CEO of China Hydroelectric Corporation (“CHC”) which was the largest small hydroelectric company listed on NYSE. He launched China Hydroelectric Corporation in 2006 with three other co-founders and built the company into a NYSE listed company with a market capitalization of over a billion. In 2015, he led the effort to privatize and sell CHC to a public listed utility company. Mr. Li started his career with Citigroup in the investment banking unit in New York City in 1998. He has also worked at Sumitomo Mitsui Banking Corporation, HypoVereinsbank and Standard & Poor’s. Mr. Li graduated from Columbia University Graduate School of Business in New York with an MBA in 1998. He completed his Bachelor of Science degree in accounting from Brooklyn College. He also attended Beijing University undergraduate program in History. He is a Chartered Financial Analyst and a Certified Public Accountant. Mr. Li is qualified to serve on the Board because of his extensive executive experience.

George Yutuc serves as Chief Financial Officer and Chief Operating Officer of the Company. George has been with the Company since 2023. From 2021 to 2023 he consulted with major private equity firms and a top strategy firm in the field of packaging, single use restaurant supplies, manufacturing in California and evaluating industry targets. From 2019 to 2021 he was CFO of Karat Packaging, a manufacturer and distributor of paper and plastic cups, “to go” boxes and related supplies. The Company went from a privately-held $175 million company to a $300 million revenue Nasdaq-listed company during this time. Between 2001 and 2018 he served as CFO or controller in fast-growth companies including EbrokerCenter, Jet Aerospace, ScribeRight and Casestack. Prior to 2001, he held key positions as an audit manager, senior manager and director of corporate finance at CPA firm Deloitte & Touche from 1996 to 2001. George earned his Bachelor of Arts degree and MBA from the University of California, Los Angeles. He has served as a part-time adjunct instructor in Business Acquisitions and Finance at his alma mater from 2005 to 2020.

Zhiyi (Jonathan) Zhang serves as President and Director of the Company. Mr. Zhang is also the founder of Visiontech. He has extensive contacts and a working relationship within the indoor growing community in North America. He also has over twenty years of experience in the lighting industry. Over the last ten years, from 2014 until present, he has built Visiontech and its associated brand “eFinity” as a premier grow light brand in the indoor growing community. He obtained his College Diploma of Maritime Study from Tianjin Maritime College in 1989. Mr. Zhang’s history managing and operating Nature’s Miracle, as well as his extensive industry knowledge, qualify him to serve on the board of the Company. Mr. Zhang is qualified to serve on the Board because of his extensive contacts and a working relationship within the indoor growing community in North America.

Varto Levon Doudakian serves as Vice President of the Company. Mr. Doudakian is a seasoned professional with over twenty years of experience in the agricultural industry. Previously, Vic led the sales team for North American sales and has been responsible for the strategic direction, vision, growth, and performance of the premier grow light brand “eFinity” from 2010 until present. He obtained his College Diploma of technician from Citrus College in 2000. Mr. Doudakian’s history managing and operating Nature’s Miracle, as well as his extensive industry knowledge, qualify him to serve as the VP of the Company.

Charles Jourdan Hausman serves as Director of the Company. Mr. Hausman has served as the Chief Executive Officer of K. Mizra, LLC (the “K.Mizra”), which he founded in 2019, from 2019 to the present. Since its founding, K. Mizra has focused on acquiring high-value, high-quality patents with a global reach. Prior to forming K. Mizra, Mr. Hausman specialized in IP enforcement and monetization at a number of companies. Beginning at the Recording Industry Association of America, Mr. Hausman was Deputy Director at the Motion Picture Association of America (MPAA) where he further expanded the intellectual property rights of movie studios. Following the MPAA, Mr. Hausman worked at Philips Intellectual Property and Standards Group. Following his time at Philips, Mr. Hausman worked as a worldwide program manager for a pool licensing consortium known as One-Red. Following One-Red, Mr. Hausman worked for a Non-Practicing Entity known as Sisvel Group. At Sisvel Group, Mr. Hausman served as President of US operations. Mr. Hausman oversaw the administration of multiple litigations and licensing programs while at Sisvel Group. Mr. Hausman graduated with a Bachelor of Science in Management from Tulane University, A.B. Freeman School of Business and a Juris Doctor from Southwestern University School of Law. He is admitted to California Bar Association in 1996. Mr. Hausman’s history of managing, as well as his extensive IP enforcement knowledge, qualify him to serve on the board of the Company.

H. David Sherman, MBA, DBA, CPA serves as Director of the Company. He has been one of Lakeshore’s independent directors since March 2022. He has also been serving as a member of the board of directors of Lakeshore Acquisition I Corp. (Nasdaq: LAAA) from June 2021 to December 6, 2022, the date on which LAAA consummated its initial business combination with ProSomnus Inc.(Nasdaq: OSA). Since 1985, Dr. Sherman has been a professor at Northeastern University, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Since January 2014, Professor Sherman has served as Trustee and Chair of the Finance Committee for the American Academy of Dramatic Arts, the oldest English language acting school in the world. Since July 2010, he has also served as a Board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care. Since September 2019, Dr. Sherman has served as an independent board member for Newborn Acquisition Corp. (NASDAQ:NBAC). Dr. Sherman previously served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX:DXF), a financial service company, Kingold Jewelry Inc. (NASDAQ: KGJI), a designer and manufacturer of gold jewelry related products, China HGS Real Estate Inc. (NASDAQ: HGSH), a real estate company, Agfeed Corporation, a manufacturing company of agricultural products, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. Dr. Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (MIT) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Dr. Sherman was an Academic Fellow at the Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Dr. Sherman is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Dr. Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. Mr. Sherman’s academic credentials and significant corporate governance and accounting experience qualify him to serve on the board of the Company.

Jon M. Montgomery serves as Director of the Company. He has been one of Lakeshore’s independent directors since March 2022. Mr. Montgomery is managing director at Meredith Financial Group Inc., a financial management and advisory firm located in New York City. He has served as an independent director of Nuvve Holding Corp. (NVVE.NASDAQ) since March 19, 2021. From 2010 to 2014, he was managing partner at project finance advisory firm AGlobal Partners LLC where he assisted in arranging long-term, limited-recourse financing for private investments in renewable energy, telecommunications, mining & metals, PPPs, and other infrastructure projects in emerging and other international markets. He also advised clients on foreign direct investments, including those utilizing development finance institutions, export credit agencies, and political risk insurers. In addition, Mr. Montgomery has more than 25 years of marketing consulting and market research experience, informing and guiding clients’ branding, communications, segmentation and innovation challenges across a range of industries, particularly in the information technology, telecommunications, financial services, CPG, pharmaceutical, and retail sectors. He is experienced in applying model-based quantitative analysis, particularly choice-based modeling, to solving competitive problems. Previously, from 1996 to 2010, Mr. Montgomery co-founded Hudson Group Inc. in New York, a research-based marketing consultancy. He also held prior positions as executive vice president at Marketing Strategy & Planning Inc./Synovate, and vice president at Hase Schannen Research Associates Inc. Mr. Montgomery holds a M.B.A. from Northeastern University and a B.A. from the University of California, Berkeley. Since 2000 he has been Adjunct Faculty in Marketing at the University of Georgia. Mr. Montgomery is well-qualified to serve as a member of the Company board due to his investment banking, structuring and strategic expertise, his contacts in emerging and other international markets and his extensive experience in marketing and market research.

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

Director Independence

The Board has consulted, and will consult, with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Although we are listed in the OTC, we are trying to comply with the Nasdaq listing standards. The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board determined that H. David Sherman, Charles Jourdan Hausman and Jon M. Montgomery qualify as independent directors as defined under the listing rules of the Nasdaq, and the Board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, the Company is subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Board Oversight of Risk

One of the key functions of the Board is informed oversight of its risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Company’s audit committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. The Company’s compensation committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

The Company established an audit committee, a compensation committee and a nominating and corporate governance committee. The Board adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee are available on the investor relations portion of Nature’s Miracle’s website. The composition and function of each committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

Audit Committee

The Company’s audit committee consists of David Sherman, Charles Hausman and Jon Montgomery, with Mr. Sherman serving as the chair of the committee. The Board determined that each member of the audit committee qualifies as an independent direct or under the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, Rule 10A-3 under the Exchange Act, and the applicable Nasdaq listing requirements and that Mr. Sherman qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and which member or members possess financial sophistication, as defined under the rules of Nasdaq.

The audit committee assists the Board in monitoring the integrity of the Company’s financial statements, its compliance with legal and regulatory requirements, and the independence and performance of its internal and external auditors. The audit committee’s principal functions include:

●	reviewing the Company’s annual audited financial statements with management and Nature’s Miracle’s independent auditor, including major issues regarding accounting principles, auditing practices and financial reporting that could significantly affect financial statements;

●	reviewing quarterly financial statements with management and the independent auditor, including the results of the independent auditor’s reviews of the quarterly financial statements;

●	recommending to the Board the appointment of, and continued evaluation of the performance of, independent auditors;

●	approving the fees to be paid to the independent auditor for audit services and approving the retention of independent auditors for non-audit services and all fees for such services;

●	reviewing periodic reports from the independent auditor regarding the auditor’s independence, including discussion of such reports with the auditor;

●	reviewing the adequacy of the overall control environment, including internal financial controls and disclosure controls and procedures; and

●	reviewing with our management and legal counsel legal matters that may have a material impact on financial statements or compliance policies and any material reports or inquiries received from regulators or governmental agencies.

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

Code of Ethics

The Company has adopted a new code of ethics that applies to all of its directors, officers and employees. A copy of the Company’s code of ethics is available on its website. The Company also intends to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on its website.

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

Shareholder and Interested Party Communications

Stockholders and interested parties may communicate with the Board, any committee chairperson or the non-management directors as a group by writing to the Board or committee chairperson in care of Nature’s Miracle Holding Inc., 3281 E. Guasti Road, Suite 175, Ontario, CA 91761. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

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

Item 11. Executive Compensation

Lakeshore Named Executive Officer and Director Compensation

No executive officer or director of Lakeshore has received any cash compensation for services rendered to the company. No compensation of any kind, including finders, consulting or other similar fees, was paid to any of Lakeshore’s existing initial shareholders, including its directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals may have been reimbursed for any out-of-pocket expenses incurred in connection with activities on Lakeshore’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than Lakeshore’s board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Nature’s Miracle Named Executive Officer and Director Compensation

This section discusses material components of the compensation programs for Nature’s Miracle’s executive officers who are named in the “Summary Compensation Table” below. In 2024, Nature’s Miracle’s “named executive officers” and their positions were as follows:

●	Zhiyi (Jonathan) Zhang, current President of Nature’s Miracle, rendered services as Chief Executive Officer to Visiontech in 2022; and

●	Ti “James” Li, current Chairman and CEO of Nature’s Miracle;

●	Darin Carpenter, former Chief Operating Officer of Nature’s Miracle; employment ended July 31, 2024.

●	George Yutuc, current Chief Financial Officer of Nature’s Miracle; and

●	Varto Levon Doudakian, current VP of Nature’s Miracle.

This discussion may contain forward-looking statements that are based on Nature’s Miracle’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of Nature’s Miracle’s named executives for the year ended December 31, 2024.

Name and Position	Year	Salary ($)		Executive Performance Plan Compensation ($)	Commission Plan ($)	Total ($)
Ti “James” Li	2024	$300,000	(A)	—	—	$300,000
Chairman and CEO
Zhiyi “Jonathan” Zhang	2024	$250,000	(A)	—	—	$250,000
President
Darin Carpenter	2024	$250,000	(B)	—	—	$250,000
Chief Operating Officer
George Yutuc	2024	$250,000		—	—	$250,000
Chief Financial Officer, Chief Operating Officer
Varto Levon Doudakian	2024	$175,000		—	—	$175,000
Vice President

Ti “James” Li	2023	$300,000		—	—	$300,000
Chairman and CEO
Zhiyi “Jonathan” Zhang	2023	$250,000		—	—	$250,000
President
Darin Carpenter	2023	$62,500	(C)	—	—	$62,500
Chief Operating Officer
George Yutuc	2023	$12,500	(C)	—	—	$12,500
Chief Financial Officer
Varto Levon Doudakian	2023	$127,500		—	—	$127,500
Vice President

(A)	Only partially paid. See “Salaries” discussion section next page. As board members, also entitled to $25,000 per year of board fees.
(B)	Annual rate. Left July 31, 2024. Partial year only
(C)	Actual pay based on partial year

The following table contains information pertaining to the compensation of Nature’s Miracle’s named executives for the year ended December 31, 2022.

Name and Position	Year	Salary ($)	Executive Performance Plan Compensation ($)	Commission Plan ($)	Total ($)
Zhiyi (Jonathan) Zhang	2022	84,000	N/A	N/A	84,000
CEO of Visiontech
Varto Levon Doudakian	2022	102,000	N/A	N/A	102,000
VP of Visiontech

Narrative to Executive Compensation Table

Salaries

Nature’s Miracle’s named executives receive a base salary to compensate them for services rendered to Nature’s Miracle. The base salary payable to each named executive provides a fixed compensation component commensurate with the executive’s skill, experience, role and responsibilities. For 2024, the base salaries for Mr. Li, Mr. Zhang, Mr. Carpenter, Mr. Yutuc and Mr. Doudakian were $300,000, $250,000, $250,000, $250,000 and $175,000, respectively. Actual payments to Mr. Li and Mr. Zhang were $50,000 and $112,000. The rest was accrued in accrued liabilities. Actual payments to Mr. Yutuc amounted to $225,321 vs. $250,000 annual salary due to a voluntary pay reduction from August to November 2024. Actual payments to Mr. Carpenter included 7 months of salary plus one more month based on his separation agreement.

Not shown in the table above is Daphne Huang who served as interim Chief Financial Officer from November to December 2024. She was paid approximately 2 months based on an annual salary rate of $250,000.

Two members of the management team Mr. Li and Mr. Zhang are also members of the board of directors. The annual pay to board members is $25,000 but not paid out for 2024; the total of $50,000 has been accrued in liabilities. The other 3 independent board members were paid $25,000 each in 2024.

Employee Benefits

All of Nature’s Miracle’s eligible employees, including named executives, may participate in its health and benefits plans, including:

●	Medical, dental and vision benefits;

●	Flexible spending accounts;

●	Life insurance;

●	Short and long-term disability insurance.

The Company has provided stock compensation built into certain employee agreements. Such benefits have been provided to Darin Carpenter (former COO), Yali “Amber” Wang (former controller and long-time employee), George Yutuc (CFO and COO), Kirk Colins (Director of Sales). These employees were provided a vesting of 2 years, 1 year, 2 years and 2 years, respectively for them to earn their shares. Mr. Carpenter’s mutual separation agreement allowed for him to vest immediately on 100,013 shares (pre-reverse stock split).

The Company has leased two vehicles that are utilized by two employees in connection with their work duties. A car, is used by Eric Wang, manager of operations and a truck is utilized by Mr. Doudakian, VP of sales.

Nature’s Miracle believes the aforementioned benefits are necessary and appropriate to providing a competitive compensation package to eligible employees, including named executives.

Employment Agreements

Nature’s Miracle has entered into employment agreements with Tie (James) Li, the CEO, George Yutuc, the CFO and COO, Darin Carpenter, the former COO, and Zhiyi (Jonathan) Zhang. Mr. Carpenter’s employment has mutually terminated on July 31, 2024 and is no longer in force.

The executives’ employment agreements provide for “at will” employment until terminated by the executive or the Company. The employment agreements may be terminated: by the Company upon death or disability, or with or without cause; by the executive with or without good reason; or terminated by mutual agreement. The Company may, at any time, without notice or remuneration, terminate the employment for cause; executive may terminate the employment with a 1-month prior written notice or a 1-month salary in lieu of notice, or by approval of the board. Mr. Li, Mr. Zhang, and Mr. Yutuc, are entitled to receive an annual base salary of $300,000, $250,000, and $250,000 respectively.

Nature’s Miracle had previously entered into an employment agreement with Vien Le, our former Chief Financial Officer dated August 2, 2023, pursuant to which Mr. Le was granted options to purchase 236,000 shares of Nature’s Miracle’s common stock. This employment agreement was later terminated by the Company effective October 23, 2023, and the above mentioned options to purchase Nature’s Miracle and any other compensation that Mr. Le was entitled to were thereby terminated and rescinded without further effect.

In addition, a total of 260,000 shares of common stock were issued at the closing of the Business Combination in connection with Nature’s Miracle’s employment agreements, based on a Letter Agreement entered into by certain parties on November 15, 2023. These 260,000 shares include 10,000 shares to be issued to Charles Jourdan Hausman, and 100,000 shares to be issued to Darin Carpenter, 100,000 to George Yutuc, 50,000 to Collins Kirk Arvin who is expected to join as Director of Sales. Shares allocated to Mr. Carpenter, Mr. Arvin and Mr. Yutuc vest subject to a two-year employment period.

On August 1, 2024, the Company and Darin Carpenter entered into the Mutual Termination of Employment Agreement and Intent to Transition to Project-Based Work, in which it was agreed that Mr. Carpenter would resign from his position as Chief Operating Officer of the Company effective as of July 31, 2024. Pursuant to the agreement, Mr. Carpenter will provide services as a consultant to the Company on a per project basis as needed. In addition, the Company agreed to fully vest 100,013 shares of common stock that was issuable to Mr. Carpenter pursuant to the employment agreement dated as of September 17, 2023, between the Company and Mr. Carpenter.

For fiscal year 2023, Nature’s Miracle did not provide cash compensation or equity grants to its directors, however all of the directors are reimbursed for their reasonable out-of-pocket expenses related to their services as a member of the Nature’s Miracle board of directors. The Company approved and implemented a non-employee director compensation policy, which provides each independent director with $5,000 director fee per meeting and $25,000 worth of stock award.

Director Compensation

For fiscal year 2023, Nature’s Miracle did not provide cash compensation or equity grants to its directors, however all of the directors are reimbursed for their reasonable out-of-pocket expenses related to their services as a member of the Nature’s Miracle board of directors. After the merger on March 11, 2024 the Company paid directors quarterly at an annual rate of $25,000.

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

2024 Incentive Plan

Summary

Shares Available for Issuance. The 2024 Incentive Plan provides for the future issuance of shares of common stock, representing 10% of the number of shares of common stock outstanding following the Business Combination. The 2024 Incentive Plan also provides for an annual increase on January 1 for each of the first ten (10) calendar years during the term of the 2024 Incentive Plan by the lesser of (a) five percent (5%) of all classes of the common stock outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board. Generally, shares of Nature’s Miracle reserved for awards under the 2024 Incentive Plan that lapse or are forfeited will be added back to the share reserve available for future awards. To the extent an Award under the 2024 Incentive Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2024 Incentive Plan. Shares used to pay the exercise price of an Award or withheld to satisfy the tax withholding obligations related to an Award will become available for future grant or sale under the 2024 Incentive Plan.

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

Plan Administration. Plan will be administered by the committee or by the Board acting as the committee. Subject to the general purposes, terms and conditions of the Plan, and to the direction of the Board, the committee will have full power to implement and carry out the Plan, except, however, the Board will establish the terms for the grant of an Award to Non-Employee Directors. Awards granted to Participants who are subject to Section 16 of the Exchange Act must be approved by two or more “non-employee directors” (as defined in the regulations promulgated under Section 16 of the Exchange Act). In accordance with the provisions of the 2024 Incentive Plan, the plan administrator determines the terms of awards, including, which employees, directors and consultants will be granted awards, the number of shares subject to each award, the vesting provisions of each award, the termination or cancellation provisions applicable to awards, and all other terms and conditions upon which each award may be granted in accordance with the 2024 Incentive Plan.

Corporate Transactions. In the event of a Corporate Transaction any or all outstanding Awards may be (a) continued by the Company, if the Company is the successor entity; or (b) assumed or substituted by the successor corporation, or a parent or subsidiary of the successor corporation, for substantially equivalent Awards. The successor corporation may also issue, as replacement of outstanding Shares of the Company held by the Participant, substantially similar shares or other property subject to repurchase restrictions no less favorable to the Participant. In the event such successor corporation refuses to assume, substitute or replace any Award, then notwithstanding any other provision in the Plan to the contrary, each such Award shall become fully vested and, as applicable, exercisable and any rights of repurchase or forfeiture restrictions thereon shall lapse, immediately prior to the consummation of the Corporate Transaction. Performance Awards not assumed or substituted pursuant to the foregoing shall be deemed earned and vested at 100% of target level, unless otherwise indicated pursuant to the terms and conditions of the applicable Award Agreement.

The Company, from time to time, also may substitute or assume outstanding awards granted by another company, whether in connection with an acquisition of such other company or otherwise, by either; (i) granting an Award under the Plan in substitution of such other company’s award; or (ii) assuming such award as if it had been granted under the Plan if the terms of such assumed award could be applied to an Award granted under the Plan. In the event the Company assumes an award granted by another company, the terms and conditions of such award will remain unchanged. In the event the Company elects to grant a new Option in substitution rather than assuming an existing option, such new Option may be granted with a similarly adjusted Exercise Price. Substitute Awards will not reduce the number of Shares authorized for grant under the 2024 Incentive Plan or authorized for grant to a Participant in a calendar year.

In the event of a Corporate Transaction, the vesting of all Awards granted to Non-Employee Directors will accelerate and such Awards will become exercisable (as applicable) in full prior to the consummation of such event at such times and on such conditions as the Committee determines.

Amendment and Termination. The Board may at any time terminate or amend the Plan in any respect, including, without limitation, amendment of any form of Award Agreement or instrument to be executed pursuant to the Plan provided that no amendment requiring stockholder approval that is approved by the Board shall be effective until the approval of the stockholders of the Company is obtained, and provided that a Participant’s award will continue to be governed by the version of the Plan then in effect at the time such Award was granted. No termination or amendment of the 2024 Incentive Plan or any outstanding Award may adversely affect any then outstanding Award without the consent of the Participant, unless such termination or amendment is necessary to comply with applicable law, regulation or rule.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers of the Company
Tie (James) Li (Chairman, Chief Executive Officer and Director)	431,842	8.2%
Zhiyi (Jonathan) Zhang(2) (President and Director)	405,130	7.7%
Varto Doudakian(2) (Vice President)	72,163	1.38%
David Sherman (Director)	667	.01%
Jon Montgomery (Director)	167	0.0%
George Yutuc (Chief Financial Officer and Chief Operating Officer)	1,667	0.03%
Charles Jourdan Hausman (Director)	333	0.01%
All Directors and Executive Officers of the Company as a Group (7 Individuals)	911,969	17.41%

2%+ Holders
Wei Yang(3)	128,588	2.45%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the individuals is c/o Nature’s Miracle Holding Inc., 3281 E. Guasti Road, Suite 175, Ontario, CA 91761.

(2)	The business address of each of the individuals is 3281 E. Guasti Road, Suite 175, Ontario, CA 91761.

(3)	The business address of Wei Yang is 5680 Grove Ave, Delta, BC, Canada V4K 2A9.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

Changes in Control

See Part I, Item 1 “Business-General” of this Annual Report.

Item 13. Certain Relationships and Related Transactions

See Related Party loans below

Related Party Loans

On May 11, 2021, Lakeshore issued a $300,000 principal amount unsecured promissory note to the Sponsor. On January 31, 2022, Lakeshore issued a $100,000 principal amount unsecured promissory note to the Sponsor. On March 7, 2022, Lakeshore issued a $100,000 principal amount unsecured promissory note to the Sponsor, and Lakeshore had received such amounts as of issuance dates. The notes are non-interest bearing, and due after the date on which the July 2024 Offering would be consummated or Lakeshore determined to abandon the July 2024 Public Offering. On March 11, 2022, the $500,000 loan was converted into part of the subscription of $3,515,000 private placement at a price of $10.00 per unit. The promissory notes were canceled and no amounts were owed under the notes.

On July 11, 2023, Lakeshore entered into two separate loan agreements for an aggregate principal amount of $250,000, on substantially the same terms. The lender of the first loan agreement is Bill Chen, Chief Executive Officer of Lakeshore, who agreed to lend Lakeshore a principal amount of $125,000, and the lender of the second loan agreement is James Li, the Chief Executive Officer of Nature’s Miracle, Inc., the target, in the previously announced proposed business combination with Lakeshore, who agreed to lend Lakeshore a principal amount of $125,000. Pursuant to the loan agreements, the loans are unsecured and do not bear interest; provided that, if the loan is not repaid by the maturity date on November 11, 2023, then the outstanding amount will bear interest at 8% per annum, and will be payable with accrued interest on demand. The loans closed on July 12, 2023. The proceeds of the loans have been used to repay in full Lakeshore’s $250,000 loan pursuant to the loan agreement, dated March 10, 2023, by and between the Company, the lender named therein, and RedOne Investment, and Nature’s Miracle, as guarantors. The loan agreements also provide for the issuance to each lender of 12,500 shares of Class A common stock (or 25,000 shares in the aggregate) of the Company no later than the earlier of (i) the maturity date and (ii) the closing of the planned business combination between Lakeshore and Nature’s Miracle. The loan agreements also provide for customary registration rights for such shares.

As of December 31, 2023, an aggregate principal amount of $370,000 was outstanding and evidenced by unsecured promissory notes issued to RedOne Investment Limited, the Sponsor. On March 11, 2024, the Company, Lakeshore, RedOne Investment Limited and a prior note holder entered into a Service Fees Letter Agreement, in which the repayment of certain debt in the aggregate amount of $430,000 shall be paid to RedOne Investment Limited as follows: (i) the first installment in the amount of $50,000 shall be paid by the Company no later than the first month anniversary of the closing date of the Business Combination; (ii) the second installment in the amount of $150,000 shall be paid by the Company no later than the six month anniversary of the closing date of the Business Combination; and (iii) the third installment in the amount of $230,000 shall be paid by the Company no later than the nine month anniversary of the closing date of the Business Combination. The outstanding and unpaid amount shall bear interest at 8% per annum, commencing on the closing date of the Business Combination, and shall be payable to RedOne, with accrued interest, on the 10th calendar day of each month. The outstanding balance may be prepaid at any time. As of December 31, 2024, the notes had an aggregate principal amount of $430,000 outstanding. The Company made the first installment payment of $50,000 on July 29, 2024. As of the filing date, the notes had an aggregate principal amount of $380,000 outstanding.

On June 8, 2023, Lakeshore issued a non-convertible promissory note (the “June Note”) in the amount of $40,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. As of December 31, 2024, the outstanding balance of the June Note was $40,000. This loan has been consolidated and eliminated on the Company’s consolidated balance sheet as a result of the Merger.

On June 14, 2023, in connection with the Newtek Loan Agreement, Nature’s Miracle, Nature’s Miracle (California) Inc., a California corporation, Tie (James) Li, Zhiyi Zhang, Upland 858 LLC, a California LLC ( each a “Newtek Guarantor,” and collectively as the “Newtek Guarantors”) entered into a commercial guaranty agreement (the “Newtek Guaranty”) pursuant to which Guarantors guaranteed the payment of the Principal. As a consideration for entering into Newtek Guaranty, Tie (James) Li and Zhiyi Zhang each received 50,000 shares of Nature’s Miracle.

On July 7, 2023, Lakeshore issued a promissory note (the “July Note”) in the amount of $80,000 to Nature’s Miracle payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. As of December 31, 2024, the note had an outstanding balance of $80,000. This loan has been consolidated and eliminated on the Company’s consolidated balance sheet as a result of the Merger.

On July 11, 2023, Tie (James) Li and Deyin (Bill) Chen lent $125,000 each to Lakeshore. The repayment date for the loans is November 11, 2023. The loans carry 8% interest on an annual basis. Also, Mr. Li and Bill Chen each received 12,500 shares of Class A common stock of the Company in connection with the loans.

On August 10, 2023, Lakeshore issued a convertible promissory note (the “August Note”) in the amount of $80,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. As of December 31, 2024, the note had an outstanding balance of $80,000. This loan has been consolidated and eliminated on the Company’s consolidated balance sheet as a result of the Merger.

On September 11, 2023, Lakeshore issued a promissory note (the “September Note”) in the amount of $80,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. This loan had been consolidated and eliminated on the Company’s balance sheet as a result of the Merger.

On October 11, 2023, Lakeshore issued a convertible promissory note (the “October Note”) in the amount of $80,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. This loan had been consolidated and eliminated on the Company’s balance sheet as a result of the Merger.

On November 9, 2023, Lakeshore issued a promissory note (the “November Note”) in the amount of $80,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) December 11, 2023. As of December 31, 2024, the note had an outstanding balance of $80,000. This loan has been consolidated and eliminated on the Company’s consolidated balance sheet as a result of the Merger.

On December 7, 2023, Lakeshore issued an unsecured promissory note (the “December Note”) in the principal amount of $20,000 to Nature’s Miracle, payable on the earlier of (i) the consummation of the Business Combination; or (ii) March 11, 2024. As of December 31, 2024, the note had an outstanding balance of $20,000. This loan has been consolidated and eliminated on the Company’s consolidated balance sheets as a result of the Merger.

On December 8, 2023, Lakeshore entered into a Side Letter to Loan Agreements and Promissory Notes (the “Letter Agreement”) with Nature’s Miracle, Tie (James) Li and Deyin (Bill) Chen. Pursuant to the Letter Agreement, (i) Nature’s Miracle and Lakeshore agree to extend the deadline repayment date of principal amounts that Nature’s Miracle lent to Lakeshore, which was based on the Amendment No. 1 to the Merger Agreement and has an aggregate amount of $440,000, to March 11, 2024; and (ii) Lakeshore, Tie (James) Li and Deyin (Bill) Chen agree to extend the “Repayment Date” (as defined in the Loan Agreements entered into by each party on July 11, 2023 with total principal amount of $250,000) to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. The Company made a payment of $50,000 on July 29, 2024. As of the filing date, the principal amount of the loan agreements is $75,000.

On January 8, 2024, Lakeshore issued an unsecured promissory note (the “January Note”) in the principal amount of $20,000 to Nature’s Miracle, payable on the earlier of (i) the closing of the business combination and (ii) March 11, 2024. As of December 31, 2024, the note had an outstanding balance of $20,000. This loan has been consolidated and eliminated on the Company’s consolidated balance sheet as a result of the Merger.

On February 6, 2024, Lakeshore issued an unsecured promissory note (the “February Note”) in the principal amount of $20,000 to Nature’s Miracle, payable on the earlier of (i) the closing of the business combination and (ii) March 11, 2024. As of December 31, 2024, the note had an outstanding balance of $20,000. This loan has been consolidated and eliminated on the Company’s consolidated balance sheet as a result of the Merger.

Lakeshore entered into agreements with its officers and directors to provide contractual indemnification in addition to the indemnification provided for in Lakeshore’s amended and restated memorandum and articles of association.

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

Non-Competition and Non-Solicitation Agreement

On March 11, 2024, the Company and each of the Key Management Members entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which the Key Management Members and their affiliates will agree not to compete with the Company during the two (2)-year period following the Closing and, during such two (2)-year restricted period, not to solicit employees or customers or clients of such entities. The Non-Competition and Non-Solicitation Agreements also contain customary non-disparagement and confidentiality provisions. The material terms of the Non-Competition and Non-Solicitation Agreements are described on page 201 of the Proxy Statement/Prospectus in the section entitled “Certain Transactions—Certain Transactions of Nature’s Miracle—Non-Competition and Non-Solicitation Agreement.”

September 2024 Debt Forgiveness

On September 24, 2024,the Company entered into a trade payable forgiveness agreement with Visiontech (a wholly-owned subsidiary of the Company), Uninet Global Inc. (“Uninet”), and Nature’s Miracle, Inc. (a wholly-owned subsidiary of the Company (“NMHI (DE)”), relating to the cancellation of a portion of outstanding trade payables owed by Visiontech to Uninet.

Visiontech owed Uninet a trade payable in the amount of $2,713,073 as of June 30, 2024. Pursuant to the trade payable forgiveness agreement, Uninet agreed to cancel the outstanding trade payable of $2,135,573, leaving a remaining balance of $577,500 still payable by Visiontech to Uninet (the “September 2024 Debt Forgiveness”).

Zhiyi (Jonathan) Zhang, the President, Director, and beneficial owner of approximately 18% of the Company’s outstanding shares of common stock, is also the sole owner of Uninet.

Related Party Transactions Policy

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

The board shall be responsible for the review, approval or ratification of the following related party transactions: any related party transaction in which a director, an immediate family member of a director, a 5% shareholder, or if such 5% shareholder is a natural person, an immediate family member of such 5% shareholder has a material interest. any related party transaction with a value of $1,000,000 or more in which a senior manager or an immediate family member of a senior manager has a material interest. No director shall participate in any discussion or approval of a related party transaction for which he or she or any member of his or her immediate family member is a related person, except that the director shall provide all material information concerning the related party transaction to the board.

Employment of senior managers, certain transactions with other companies, ordinary course transactions, transactions where all shareholders receive proportional benefits, shall be deemed to be pre-approved or ratified, even if the aggregate amount involved exceeds $1,000,000 shall not require review or approval by the board.

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Audit services provided by WWC, P.C. for fiscal year ended December 31, 2024 and December 31,2023 included the examination of the consolidated financial statements of the Company. and services related to periodic filings made with the SEC.

Audit Fees

WWC’s audit fee for the year ended December 31, 2024 and 2023 was $425,928 and $230,000, respectively. UHY’s audit fee for the years ended December 31, 2023 was $173,751.

Audit-Related Fees

No audit-related fees were incurred for the years ended December 31, 2024 and 2023.

Tax Fees

No tax fees were incurred for the years ended December 31, 2024 and 2023.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements included in this and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees	$425,928	$403,751
Audit-Related Fees(1)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$425,928	$403,751

(1)	Fees incurred in conjunction with consents and service performed for various registration statements filed during the year ended December 31, 2024.

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

PART IV

Item 15. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nature’s Miracle Holding Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Consolidated Balance Sheets at December 31, 2024 and 2023;

●	Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2024 and 2023;

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2024 and 2023;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and

●	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
2.1†	Merger Agreement dated as of September 9, 2022, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
2.2	Amendment No. 1 to Merger Agreement dated as of June 7, 2023, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
2.3	Amendment No. 2 to Merger Agreement dated as of December 8, 2023, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
4.1	Warrant Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
4.2	Rights Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
4.6	Warrant Agreement dated as of March 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
4.7	Rights Agreement dated as of March 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
4.5*	Description of Registrant’s Securities
10.1	Letter Agreement, dated March 8, 2022, by and among LBBB, its officers and directors (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).

10.2	Letter Agreement, dated March 8, 2022, by and among LBBB and the Sponsor (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.3	Investment Management Trust Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.4	Registration Rights Agreement, dated March 8, 2022, by and among LBBB and certain security holders (incorporated by reference to Exhibit 10.4 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.5	Indemnity Agreement, dated as of March 8, 2022, by and between LBBB and each of the officers and directors of LBBB (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.6	Private Placement Securities Subscription Agreement by and between LBBB and RedOne Investment Limited (incorporated by reference to Exhibit 10.6 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.7	Form of Purchaser Support Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.8	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.10	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.11	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.12	Form of Loan Agreement (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.13	Standby Equity Purchase Agreement dated April 10, 2023 (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on April 10, 2023)
10.14	Form of Loan Agreement (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2023).
10.15	Promissory Note, dated June 8, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 9, 2023)
10.16	Amendment No. 1 to Standby Equity Purchase Agreement dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2023).
10.17	Promissory Note, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2023).
10.18	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023)
10.19	Promissory Note, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2023).
10.20	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023)
10.21	Convertible Promissory Note, dated August 10, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)
10.22	Convertible Promissory Note, dated September 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 11, 2023)
10.23	Promissory Note, dated September 22, 2023 (incorporated by reference to Exhibit 10.5 to Lakeshore’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 17, 2023).
10.24	Promissory Note, dated October 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).
10.25	Promissory Note, dated November 9, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on November 9, 2023).
10.26	Promissory Note, dated December 7, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on December 11, 2023).

10.27	Amendment No. 2 to Standby Equity Purchase Agreement dated December 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on December 22, 2023).
10.28	Promissory Note, dated January 8, 2024 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 9, 2024).
10.29	Promissory Note, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on February 9, 2024).
10.30	Form of Indemnification Agreement entered into between the Company and each of the Company’s officers and directors on March 11, 2024 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
10.31	Registration Rights Agreement dated as of March 11, 2024, by and between the Company and each party listed under Holder on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
10.32	Form of Lock-Up Agreement entered into between the Company and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022).
10.33	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.34+	Nature’s Miracle Holding Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
14.1***	Code of Ethics filed as Exhibit 14.1 to the Annual Report on Form 10-K on April 16, 2024
21.1	Subsidiaries of Nature’s Miracle Holding Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on January 19, 2024).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1***	Clawback Policy, filed as Exhibit 97.1 to the Annual Report on Form 10-K on April 16, 2024
99.1***	Audit Committee Charter filed as Exhibit 99.1 to the Annual Report on Form 10-K on April 16, 2024
99.2***	Compensation Committee Charter filed as Exhibit 99.2 to the Annual Report on Form 10-K on April 16, 2024
99.3***	Nominating and Corporate Governance Committee Charter filed as Exhibit 99.3 to the Annual Report on Form 10-K on April 16, 2024
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Furnished herewith and not to be incorporated by reference into any filing of Nature’s Miracle Holding Inc. under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

***	As previously filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2025.

NATURE’S MIRACLE HOLDING INC.

By:	/s/ Tie (James) Li
Tie (James) Li, Chief Executive Officer

Name	Position	Date

/s/ Tie (James) Li	Chief Executive Officer and Chairperson of the Board of Directors	April 16, 2025
Tie (James) Li	(Principal Executive Officer)

/s/ George Yutuc	Chief Financial Officer and Chief Operating Officer	April 16, 2025
George Yutuc	(Principal Financial and Accounting Officer)

/s/ Zhiyi (Jonathan) Zhang	President and Director	April 16, 2025
Zhiyi (Jonathan) Zhang

/s/ Charles Jourdan Hausman	Director	April 16, 2025
Charles Jourdan Hausman

/s/ H. David Sherman	Director	April 16, 2025
H. David Sherman

/s/ Jon M. Montgomery	Director	April 16, 2025
Jon M. Montgomery