Form 10-Q
period 2025-03-31
Nature's Miracle Holding Inc.
filed 2025-05-15
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41977

NATURE’S MIRACLE HOLDING INC.

(Exact name of registrant as specified in its charter)

Delaware	88-3986430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3281 E. Guasti Rd. #175 Ontario, CA 91761	(909) 218-4601
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)
Common Stock, par value $0.0001 per share	NMHI*

Warrants to purchase Common Stock, at an exercise price of $11.50 per share	NMHIW*

*	The securities of Nature’s Miracle Holding Inc. have been suspended from trading on The Nasdaq Stock Market and are currently trading on the OTC Market.

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

As of May 15, 2025, the registrant had a total of 6,514,383 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,652	$420,131
Accounts receivable, net	1,743,144	1,829,044
Accounts receivable - related parties, net	733,812	976,449
Inventories, net	867,115	1,778,583
Prepayments and other current assets	122,302	151,431
Prepayments - related party	10,000	10,000
Total Current Assets	3,494,025	5,165,638

NON-CURRENT ASSETS
Deposits	769,380	428,633
Right-of-use assets, net	356,489	470,716
Cost method investment	1,000,000	1,000,000
Property and equipment, net	4,206,972	4,246,832
Total Assets	$9,826,866	$11,311,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$2,612,402	$2,668,604
Short-term loans - related parties	130,755	280,755
Current portion of long-term debts	323,176	301,076
Convertible notes	871,072	987,639
Accounts payable	9,421,282	10,389,978
Accounts payable - related parties	366,437	308,407
Other payables and accrued liabilities	4,447,133	3,467,637
Other payables - related parties	390,288	367,709
Operating lease liabilities - current	279,689	262,380
Tax accrual	479,264	501,374
Deferred income - Contract liabilities	53,074	144,790
Deferred income - Contract liabilities - related party	86,468	86,468
Total Current Liabilities	19,461,040	19,766,817

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,598,397	5,678,550
Operating lease liabilities, net of current portion	175,637	205,602
Total Non-Current Liabilities	5,774,034	5,884,152

Total Liabilities	25,235,074	25,650,969

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred Stock ($0.0001 par value, 1,000,000 shares authorized, none issued and
outstanding at March 31, 2025 and December 31, 2024, respectively)	-	-
Common Stock ($0.0001 par value,100,000,000 shares authorized, 4,935,826 and 2,445,364
shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)*	495	246
Additional paid-in capital	11,346,384	10,396,274
Accumulated deficit	(26,754,500)	(24,734,689)
Accumulated other comprehensive loss	(587)	(981)
Total Stockholders’ Deficit	(15,408,208)	(14,339,150)

Total Liabilities and Stockholders’ Deficit	$9,826,866	$11,311,819

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)

REVENUE (including related party revenue of $17,422 and $405,378 for the three months ended March 31, 2025 and 2024)	$1,106,819	$2,204,720

COST OF REVENUE	931,519	1,892,403

GROSS LOSS	175,300	312,317

OPERATING EXPENSES:
Selling, general and administrative	1,313,111	1,325,249
Provision (recovery) for credit losses	23,283	(10,215)
Total operating expenses	1,336,394	1,315,034

LOSS FROM OPERATIONS	(1,161,094)	(1,002,717)

OTHER INCOME (EXPENSE)
Interest expense, net	(897,017)	(302,389)
Non cash finance expense	-	(1,000,000)
Gain on loan extinguishment	40,000	-
Total other expense, net	(857,017)	(1,302,389)

LOSS BEFORE INCOME TAXES	(2,018,111)	(2,305,106)

PROVISION FOR INCOME TAXES	1,700	1,700

NET LOSS	$(2,019,811)	$(2,306,806)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	394	50
COMPREHENSIVE LOSS	$(2,019,417)	$(2,306,756)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	4,649,263	772,431

LOSS PER SHARE
Basic and diluted	$(0.43)	$(2.99)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2024	-	$-	2,445,364	$246	$10,396,274	$(24,734,689)	$(981)	$(14,339,150)
Stock compensation expense	-	-	84,091	8	84,928	-	-	84,936
Shares to be issued for stock compensation	-	-	(834)	-	-	-	-	-
Shares issued through warrants exercises	-	-	1,839,023	184	865,239	-	-	865,423
Shares issued through debt-to-equity conversion	-	-	568,182	57	(57)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	394	394
Net loss	-	-	-	-	-	(2,019,811)	-	(2,019,811)
BALANCE, March 31, 2025 (Unaudited)	-	$-	4,935,826	$495	$11,346,384	$(26,754,500)	$(587)	$(15,408,208)

	Preferred stock		Common stock		Additional paid in	Retained	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	earnings	loss	Total
BALANCE, December 31, 2023	-	$-	742,416	$74	$1,528,926	$(8,247,862)	$(1,075)	$(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	134,476	13	-	(2,833,487)	-	(2,833,474)
Additional shares issued in connection with reverse recapitalization	-	-	5,114	1	(1)	-	-	-
Stock compensation expense	-	-	2,091	-	171,897	-	-	171,897
Shares to be issued for stock compensation	-	-	(2,091)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	50	50
Net loss	-	-	-	-	-	(2,306,806)	-	(2,306,806)
BALANCE, March 31, 2024 (Unaudited)	-	$-	882,006	$88	$1,700,822	$(13,388,155)	$(1,025)	$(11,688,270)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,019,811)	$(2,306,806)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	39,860	39,860
Provision (recovery) for credit losses	23,283	(10,215)
Amortization of operating right-of-use asset	114,226	60,079
Amortization of debt issuance cost	53,303	-
Gain on loan extinguishment	(40,000)	-
Stock compensation expenses	84,936	171,897
Non cash finance expense	-	1,000,000
Change in operating assets and liabilities:
Accounts receivable	305,254	430,906
Inventories	911,468	395,420
Prepayments and other current assets	29,130	(12,787)
Security deposit	(40,748)	20,000
Accounts payable	(910,664)	(680,577)
Other payables and accrued liabilities	979,496	5,406
Accrued interest payable - related parties	2,579	15,508
Operating lease liabilities	(12,656)	(31,791)
Tax accrual	(22,111)	26,183
Deferred income - Contract liabilities	(91,716)	103,495
Net cash used in operating activities	(594,171)	(773,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit from investment of Future Tech	(300,000)	-
Loan to Lakeshore	-	(40,000)
Net cash used in investing activities	(300,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the reverse recapitalization	-	1,120,177
Payments of transaction costs incurred by Lakeshore	-	(1,044,980)
Repayments of promissory note - related party of Lakeshore	-	(75,000)
Proceeds from exercise of warrants	865,423	-
Payments of deferred offering costs	-	(266,925)
Repayments on long-term loan	(58,053)	(64,588)
Short-term loan borrowing from third parties	447,555	1,405,000
Repayments on short-term loan from third parties	(483,758)	(181,950)
Repayments on short-term loan from related parties	(150,000)	-
Convertible notes borrowing	115,000	-
Repayments on convertible notes	(264,870)	-
Borrowings from other payables - related parties	20,000	-
Net cash provided by financing activities	491,297	891,734

EFFECT OF FOREIGN EXCHANGE ON CASH	395	50

CHANGES IN CASH	(402,479)	78,362

CASH AND CASH EQUIVALENTS, beginning of period	420,131	221,760

CASH AND CASH EQUIVALENTS, end of period	$17,652	$300,122

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,700	$2,621
Cash paid for interest	$286,593	$286,358

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Reduce of right-of-use asset and operating lease liabilities based on modification	$-	$54,800
Accumulated deficit acquired upon the reverse recapitalization	$-	$1,603,020
Deferred offering cost converted to APIC upon the reverse recapitalization	$-	$1,100,857

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

On June 1, 2022, NMI also entered into the Share Exchange Agreements with the stockholders of Hydroman, Inc. (“Hydroman”, a California Company) to acquire 100% of Hydroman by issuing 6,844,000 shares of NMI’s common stock to the stockholders of Hydroman. The transaction was accounted for as a business combination according with ASC 805 where NMI (post combination with Visiontech) is both the legal and accounting acquirer. On November 11, 2024, Hydroman, Inc. changed its name to Hydroman Electric Corporation and will focus on business of electric vehicles distribution

On July 28, 2022, Nature’s Miracle (California), Inc., (“NMCA”), a California corporation wholly owned by NMI was incorporated. NMCA focuses on greenhouse development services and started providing container grow sales in first quarter of 2024.

On August 18, 2022, NMI acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of NMI, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, NMI has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of NMI. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation as of March 31, 2025.

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

On May 10, 2024, NM Data, Inc. (“NM Data”), a Nevada corporation wholly owned by the Company was incorporated. NM Data aimed at entering the data center and Bitcoin mining business.

On October 18, 2024, NM Rebate, Inc. (“NM Rebate”), a California corporation wholly owned by the Company was incorporated. NM Rebate focus on energy rebate solutions combined with the supply of LED lights that qualify for energy-saving rebates provided by large Utility companies throughout the U.S.

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

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of March 31, 2025 and December 31, 2024, the Company had approximately $0.02 million and $0.4 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $15.9 million and $14.6 million as of March 31, 2025 and December 31, 2024. The Company’s accumulated deficit and negative operating cashflow for the period ended March 31, 2025 amounted to $26,754,500 and $594,171, respectively.

Subsequent to March 31, 2025, the Company obtained approximately $0.7 million proceed from convertible notes and approximately $0.2 million from equity line of credit for liquidity. See note 18 for further details.

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

Note 3 — Basis of presentation and summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash. The amount in excess of the FDIC insurance was $0 as of March 31, 2025.

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2025 and December 31, 2024, no allowance for doubtful account was recorded.

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. For the three months ended March 31, 2025 and 2024, inventory impairment loss amounted to $0 and $0.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore during the three months ended March 31, 2025 and 2024, the Company did not record any impairment charges for its investments.

Deposits

Deposit consists of security deposits for vendors and deposits for acquisition. To maintain a stable supply for goods and build a long-term relationship, the Company may pay certain amount of funds to its vendors as security deposits which are recorded as non-current assets on the balance sheet depending on its return date. On November 22, 2024, NM Data entered into an investment agreement to acquire 51% of Future Tech Incorporated (“Future Tech”), an Ohio-based company, for the development and construction of a 50MW high density data center and a vertical farming facility in Stryker, Ohio. The closing of the acquisition of FutureTech is subject to Future Tech’s executing an electricity sales and purchase agreement with a certain supplier set forth in the agreement and Future Tech entering into a ten-year lease option to purchase indoor space as set forth in the agreement. As of March 31, 2025, the deposit for acquisition of Future Tech was $700,000.

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

Transaction prices are mostly fixed. In some contracts, when determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less.  For customers that entered into rebate programs with utility companies, transaction price may depend on level of energy saving the products achieved. The Company estimated the amount of consideration using the expected value of the most likely amount depending on which method the Company expects to better predict the amount of consideration to which it will receive with a constraint applied such that a significant reversal of revenue is not probable.

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

The Company’s disaggregate revenue stream by products are summarized below:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Grow light	$850,899	$2,026,566
Indoor grow containers	-	143,781
Grow Media and others	255,920	34,373
Total	$1,106,819	$2,204,720

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of deferred income — contract liabilities (including related party) consisted of the following as of the date indicated:

	As of March 31, 2025	As of December 31, 2024
Beginning balance	$231,258	$118,909
Prepayments from customers	211,334	1,054,171
Recognized as revenues	(303,050)	(941,822)
Ending balance	$139,542	$231,258

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

Stock-based compensation

The Company accounts for stock-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any,  reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

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

Related party transactions

A related party is generally defined as (i) any person and or their immediate family hold 10% or more of the company’s securities (ii) the Company’s management and or their immediate family, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company, A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related parties may be individuals or corporate entities. ‘Transactions involving related parties cannot be presumed to be carried out on an arm’s - length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures..

In November 2024, the FASB issued ASU 2024-04, Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments (“ASU 2024–04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06, which includes the Company. Adoption can be on a prospective or retrospective basis. The Company adopted ASU 2024-04 effective January 1, 2025 on a prospective basis.

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

The carrying amount of the assets and liabilities are as follows:

As of March 31, 2025
Cash	$10,670
Property and equipment, net	4,113,865
Total assets	$4,124,535

Current portion of long-term debt	$84,612
Long-term debt, net of current portion	2,666,009
Accrued expenses	151
Intercompany payable to Visiontech	1,382,724
Total liabilities	$4,133,496

The operating results of VIE included in the consolidated statements of operations are as follows for the period indicated:

For the three months ended March 31, 2025
Revenue*	$83,210
Selling, general and administrative	29,586
Interest expense	24,472
Income tax	1,700
Net loss	$27,452

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the consolidated statements of operations.

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

The following table reconcile the elements of the reverse recapitalization to the consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

As of March 11, 2024
Funds held in Lakeshore’s trust account	$15,067,702
Funds held in Lakeshore’s operating cash account	198
Less: amount paid to redeem public shares of Lakeshore’s ordinary shares	(13,947,723)
Proceeds from the reverse recapitalization	1,120,177
Less: payments of transaction costs incurred by Lakeshore	(1,044,980)
Less: repayments of promissory note – related party of Lakeshore’	(75,000)
Less: notes assumed from Lakeshore	(555,000)
Less: liability assumed from Lakeshore	(1,547,814)
Less: transaction costs paid by NMI	(1,230,857)
Add: receivable assumed from Lakeshore	500,000
Net liabilities assumed from issuance of common stock upon the Merger, balance classified to retained deficit	$(2,833,474)

Note 6 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of March 31, 2025	As of December 31, 2024
Accounts receivable	$2,669,442	$2,744,118
Less: allowance for credit losses	(926,298)	(915,074)
Subtotal accounts receivable, net	1,743,144	1,829,044

Accounts receivable - related party	$862,382	$1,092,960
Less: allowance for credit losses – related party	(128,570)	(116,511)
Subtotal accounts receivable – related party, net	$733,812	$976,449

Total accounts receivable	$3,531,824	$3,837,078
Total allowance for credit losses	(1,054,868)	(1,031,585)
Total accounts receivable, net	$2,476,956	$2,805,493

Provision (recovery) for credit losses were $23,283 and $(10,215) for the three months ended March 31,2025 and 2024, respectively.

Movement of allowance:

Movement of allowance for expected credit losses (including related party) consisted of the following as of the date indicated:

	March 31, 2025	December 31, 2024
Beginning balance	$1,031,585	$669,974
Addition	23,283	408,569
Write-off	-	(46,958)
Ending balance	$1,054,868	$1,031,585

Note 7 — Cost method investment

Cost method investment consists of the following:

	As of March 31, 2025	As of December 31, 2024
10% Investment of Iluminar	$1,000,000	$1,000,000
Total	$1,000,000	$1,000,000

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. The shares were issued to the Company on March 31, 2023. No identified event or change in circumstances that would have a significant adverse effect on the value of investment and the Company determined no impairment was deemed necessary as of March 31, 2025.

Note 8 — Property and equipment, net

Property and equipment, net consist of the following:

	As of March 31, 2025	As of December 31, 2024
Trucks & Automobiles	$285,099	$285,099
Machinery & Equipment	67,847	67,847
Building	3,465,230	3,465,230
Land	930,000	930,000
Subtotal	4,748,176	4,748,176
Less: accumulated depreciation	(541,204)	(501,344)
Total	$4,206,972	$4,246,832

Depreciation expense for the three ended March 31, 2025 and 2024 amounted to $39,860 and $39,860, respectively.

Note 9 — Loans payable

Short-term loans:

	As of March 31, 2025	As of December 31, 2024
Factor H (1)	$655,978	$685,172
Factor I (2)	137,145	207,921
Factor J (3)	48,633	28,838
Factor K (4)	79,289	66,404
Factor L(5)	155,562	-
Jie Zhang (6)	100,000	100,000
Peng Zhang (7)	560,000	560,000
RedOne Investment Limited (“RedOne”) (8)	230,000	230,000
Agile Capital Funding, LLC (9)	404,022	480,798
ClassicPlan Premium Financing, Inc. (10)	6,084	9,471
Maximcash Solutions LLC (11)	235,689	300,000
Total short-term loans	$2,612,402	$2,668,604

Short-term loans consist of account receivable factoring agreements, subordinated business loan and third parties loans as of March 31,2025 and December 31, 2024.

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

On November 18, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,167,200 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $752,000 was remitted to the Company, after the deduction of the total fees of $48,000. The Company agreed to pay a weekly installment of $32,000 for 37 weeks. The effective interest rate of this agreement was 94.98%. The Company use this loan to pay off $566,150 previous loan with Factor H that dated on May 2, 2024. For the three months ended March 31, 2025, the Company paid $29,194 principal of the loan.

(2)

On August 29, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor I. The Company sold $213,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $142,500 was remitted to the Company, after the deduction of the total fees of $7,500. The Company agreed to pay a weekly installment of $8,192 for 26 weeks. The effective interest rate of this agreement was 84.22%. For the three months ended March 31, 2025, the Company paid $0 principal of the loan.

On December 12, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor I. The Company sold $319,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $213,750 was remitted to the Company, after the deduction of the total fees of $11,250. The Company agreed to pay a weekly installment of $13,313 for 24 weeks. The effective interest rate of this agreement was 84.03%. The Company use this loan to pay off $90,116 previous loan with Factor I that dated on August 29, 2024. For the three months ended March 31, 2025, the Company paid $70,777 principal of the loan.

(3)	On September 27, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor J. The Company sold $72,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $47,470 was remitted to the Company, after the deduction of the total fees of $2,530. The Company agreed to pay a weekly installment of $3,021 for 24 weeks. The effective interest rate of this agreement was 88.98%. For the three months ended March 31, 2025, the Company paid $28,838 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor J. The Company sold $94,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $61,070 was remitted to the company, after the deduction of the total fees $3,930. The Company agreed to pay a weekly installment of $6,732 for 14 weeks. The effective interest rate of this agreement was89.54%. The Company use this loan to pay off $18,125 previous loan with Factor J that dated on February 10, 2025. For the three months ended March 31, 2025, the Company paid $12,437 principal of the loan.

(4)	On September 30, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor K. The Company sold $181,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $115,955 was remitted to the Company, after the deduction of the total fees of $9,045. The Company agreed to pay a weekly installment of $7,552 for 24 weeks. The effective interest rate of this agreement was 94.36%. For the three months ended March 31, 2025, the Company paid $66,404 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor K. The company sold $147,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $92,605 was remitted to the company, after the deduction of the total fees $7,395. The Company agreed to pay a weekly installment of $10,500 for 14 weeks. The effective interest rate of this agreement was 96.04%. The Company use this loan to pay off $37,760 previous loan with Factor K that dated on September 30, 2024. For the three months ended March 31, 2025, the Company paid $13,316 principal of the loan.

(5)	On February 7, 2025, the Merchants entered into a standard merchant cash advance agreement with Wave advance Inc (the “Factor L”). The Company sold $183,750 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $107,500 was remitted to the Company, after the deduction of the total fees of $8,750. The Company agreed to pay a weekly installment of $13,125 for 14 weeks. The effective interest rate of this agreement was 113.58%. For the three months ended March 31, 2025, the Company paid $116,250 principal of the loan.

On February 25, 2025, the Merchant entered into another standard merchant cash advance agreement with Factor L. The Company sold $280,770 of its accounts receivable balance on a recourse basis for credit approved accounts. The net purchase price $177,630 was remitted to the company, after the deduction of the total fees of $13,370. The Company agreed to pay a weekly installment of $17,550 for 16 weeks. The effective interest rate of this agreement was 95.63%. The Company use this loan to pay off $137,500 previous loan with Factor L that dated on February 7, 2025. For the three months ended March 31, 2025, the Company paid $22,068 principal of the loan.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. As of March 31, 2024 and December 31, 2024, outstanding balance amounted to $1,076,607 and $988,336, respectively.

(6)	On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan was originally extended to April 15, 2025, subsequently extended to July 16, 2025. The loan balance as of March 31,2025 and December 31, 2024 was $100,000 and $100,000, respectively.

(7)	On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a 2.5% shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025. For the year ended December 31, 2024, Nature’s Miracles made a payment of $500,000 toward the loan. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which Peng Zhang agreed to convert the $345,000 of loan balance into 130,682 shares of the Company’s common stock at a conversion price of $2.64 per share. The loan was extended to July 16, 2025. As of March 31, 2025 and December 31, 2024, the loan balance was $560,000 and $560,000.

(8)	On February 10, March 28, June 5, June 27, September 22, December 22, 2023 and February 20, 2024, Lakeshore entered into seven promissory notes with RedOne to which Lakeshore borrowed an aggregate principal amount of $380,000 with zero interest rate. On July 11, 2023, Lakeshore entered into a loan agreement with Deyin Chen (Bill) to which Lakeshore borrowed a principal amount of $125,000 with an annual interest rate of 8%. This loan was extended to March 11, 2024 with interest waived pursuant to a Side Letter to the loan agreements dated December 8, 2023. A payment of $75,000 was made upon close of the Merger on March 11, 2024 and the loan balance of $50,000 owed to Deyin Chen (Bill) was assigned to RedOne and the Company assumed the outstanding balance. The loan bears interest of 8% per annum. $50,000 was paid on July 29, 2024 and $150,000 was paid on November 11, 2024.

The balance of $230,000, originally due by December 11, 2024, was revised to be paid in two equal installments: the first installment of $115,000 no later than March 31, 2025, and the second installment of $115,000 no later than June 30, 2025. Both installments were extended to July 15, 2025.

(9)	On June 6, 2024, the Merchants entered into a subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $288,750, including the administrative agent fee of $13,750. The Company agreed to pay a weekly installment of $15,056 for 28 weeks. The effective interest rate of this agreement was 90.22%. The collateral consists of the Company’s right, title and interest in and to including the Company’s financial assets, goods, accounts, equipment, inventory, contract rights or rights to payment of money. The Company received the net proceeds on June 7, 2024. For the three months ended March 31, 2025, the Company paid $0 principal of the loan.

On September 25, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $315,000, including the administrative agent fee of $15,000. The Company agreed to pay a weekly installment of $16,425 for 28 weeks. The effective interest rate of this agreement was 90.22%. The Company use this loan to pay off $195,806 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC that dated on June 6, 2024. For the three months ended March 31, 2025 and 2024, the Company paid $0 principal of the loan.

On November 21, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $575,000, including the administrative agent fee of $28,750. The Company agreed to pay a weekly installment of $29,982 for 28 weeks. The effective interest rate of this agreement was 90.80%. The Company use this loan to pay off $331,388 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC that dated on September 25, 2024. For the three months ended March 31, 2025, the Company paid $76,776 principal of the loan.

(10)	On December 1, 2024, Visiontech and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $15,465 and financed $10,559 of it. Visiontech needs to pay a monthly installment of $1,286 for nine months with the last installment due on August 1, 2025. The effective interest rate of this loan was 22.57%. During the three months ended March 31, 2025, the Company paid $3,387 principal of the loan.

(11)	On December 30, 2024, the Merchants entered into a business loan and security agreement (the “Agreement”) with Maximcash Solutions LLC (the “Maxim”). Under the Agreement, the Maxim loaned $311,000 to the Company, which includes an $11,000 origination fee deducted at the time of funding. This loan carries an interest rate of 51.64% and an annual percentage rate of 59.40%. The loan matures on January 14, 2026. The Company will repay the Loan in 26 biweekly payments of $15,430, with a total repayment amount of $401,190 over a 12-month term. The loan is secured by all present and after-acquired property of the Company. As security to the loan, the Company shall issue 311,000 shares of its common stock to Maximin in the event of a loan default. For the three months ended March 31, 2025, the Company paid $64,311 principal of the loan.

Interest expenses for short term loans amounted to $652,721 and $123,913 for the three months ended March 31, 2025 and 2024, respectively.

Short-term loans — related parties: refer to Note 11 Related Party transactions.

Long-term debts:

Long-term debts consist of three auto loans, one building loan, and one secured business loan as of March 31,2025 and December 31, 2024.

The outstanding amount of the auto loans were $71,374 and $80,238 as of March 31, 2025 and December 31, 2024, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. During the three months ended March 31, 2025 and 2024, the Company made total payments of $8,865 and $8,439 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans are as follows:

Twelve months ended March 31,	Repayment
2026	$35,551
2027	25,992
2028	9,831
Total	$71,374

The outstanding amount of the building loan was $2,750,621 and $2,771,645 as of March 31,2025 and December 31, 2024, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the west. The loan requires monthly installment payment of $15,165 with the last installment due on January 10, 2032. During the three months ended March 31, 2025 and 2024, the Company made total payments of $21,024 and $20,027 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan are as follows:

Twelve months ended March 31,	Repayment
2026	$84,612
2027	87,699
2028	90,654
Thereafter	2,487,656
Total	$2,750,621

The outstanding amount of the secured business loan was $3,099,578 and $3,127,742 as of March 31,2025 and December 31, 2024, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the three months ended of March 31, 2025 and 2024, the Company made total payments of $28,164 and $36,123 towards the loan, respectively.

Minimum required principal payments towards the Company’s secured business loan 2025 are as follows:

Twelve months ended March 31,	Repayment
2026	$203,013
2027	222,132
2028	261,572
2029	308,013
Thereafter	2,104,848
Total	$3,099,578

Interest expenses for long term loans amounted to $152,993 and $160,919 for the three months ended March 31, 2025 and 2024, respectively.

Note 10 — Convertible notes

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

On July 3, 2024, the Company entered into four convertible note agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $13.26. On November 19, 2024, the Company entered into four debt-to-equity conversion agreements, under which four investors agreed to convert a total of $410,000 into 155,303 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as require by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to June and September 2025, with $230,000 maturing in June 2025 and $180,000 maturing in September 2025. The balance of these Notes were $410,000 and $410,000 as of March 31, 2025 and December 31, 2024.

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

On August 13, 2024, the Company entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount. The maturity date was June 15, 2025 and the interest rate of the note was 12% per annum. The initial funding was scheduled to be paid in 10 equal monthly installments of $20,350. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of March 31, 2025 and December 31, 2024, the balance of this note was $46,738 and $92,045, respectively.

On September 18, 2024, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $107,880 with an original issue discount of $14,880. The note bears a one-time interest charge of 13% and maturity date was July 15, 2025. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $60,952 due on March 15, 2025, and the remaining four payments of $15,238 due on the fifteenth day of each month thereafter. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of March 31, 2025 and December 31, 2024, the balance of this note were $101,879 and $85,000, respectively.

On October 14, 2024, the Company issued and sold to Diagonal a promissory note in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears a one-time interest charge of 14% of the principal amount. Accrued, unpaid interest and outstanding principal will be due in ten payments, each in the amount of $11,537. The first payment will be due November 15, 2024 with nine subsequent payments due on the 15th of each month thereafter. Only upon occurrence of an event of default under the note, the note will be convertible into common stock at a conversion price equal to 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date. As of March 31, 2025 and December 31, 2024, the balance of this note was $41,077 and $65,182, respectively.

On November 18, 2024, the Company signed one convertible note agreement of $90,000 from one investor. The note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $29.31. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which the investor agreed to convert the $90,000 into 34,091 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as require by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to September 2025. As of March 31, 2025 and December 31, 2024, the balance of this note was $90,000 and $90,000.

On December 17, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant for a $180,000 convertible note with an original issue discount of $20,000. The note bears an annual rate of 12% and the maturity date of this note shall be December 17, 2025. The note can be converted into a fixed price of $2.50 per share. Net proceeds to the Company amounted to $150,000 (after deducting the fee paid to escrow agent of $10,000). The Company has also agreed to issue 118,000 shares of common stock for commitment fee, and a warrant to purchase up to 138,462 shares of common stock. As of December 31, 2024, the balance of this note was $164,483 and the shares and warrants were not issued. On January 21, 2025, the Company and investor mutually rescinded the above note and released the Company from all of its obligations. The Company returned the $160,000 to the investor on January 15, 2025. The company recognized the difference between the debt’s reacquisition price of $160,000 and net carrying amount of $180,000 and recognized $20,000 as a gain for the three months ended March 31, 2025.

On December 12, 2024, the Company entered into a convertible promissory note with Diagonal in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears 14% interest per annum and maturity date is December 15, 2025. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of March 31, 2025 and December 31, 2024, the balance of this note was $86,157 and $80,929, respectively.

 On March 26, 2025, the Company signed a convertible note with Black Ice Advisors, LLC, face value of the note is $111,111, interest at 10%. The maturity date of this note was on March 26, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to lowest trading price with a 20 day look back. The note can be prepaid within 6 months at 120% of principal and accrued interest. The net funds provided was $95,000 after deducting legal fees. As of March 31, 2025, the balance of this note was $111,111.

Interest expenses in connection with the convertible notes for the three months ended March 31, 2025 amounted to $85,257.

Note 11 — Related party transactions

Purchases and accounts payable – related parties:

UniNet Global Inc. (“Uninet”), a vendor whose stockholder is Zhiyi (Jonathan) Zhang who is also one of the stockholders and management of the Company, sold certain products to Visiontech. On September 24, 2024, the Company entered into a trade payable forgiveness agreement with Visiontech, Uninet and NMI, relating to the cancellation of a portion of outstanding trade payables owed by Visiontech to Uninet. Visiontech owed Uninet a trade payable in the amount of $2,713,073 as of June 30, 2024. Pursuant to the trade payable forgiveness agreement, Uninet agreed to cancel the outstanding trade payable of $2,135,573, leaving a remaining balance of $577,500 still payable by Visiontech to Uninet. The debt forgiveness was recorded as an increase in additional paid in capital of $2,135,573 as a result of related party transaction. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with Visiontech, Uninet, and NMI, under which the remaining balance of $577,500 to be converted into 218,750 shares of common stock for Jonathan Zhang at a conversion price of $2.64 per share. As of March 31,2025 and December 31, 2024, the outstanding accounts payable amount due to Uninet was $0, respectively.

On April 11, 2023, one of the Company’s customers and vendors, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. For the three months ended March 31, 2025 and 2024, the purchases made from Iluminar was $58,031 and $0, respectively. As of March 31, 2025 and December 31, 2024, the accounts payable amount due to Iluminar was $366,437 and $308,407, respectively.

Revenue and accounts receivable - related party:

During the three months ended March 31, 2025 and 2024, the sales revenue from Iluminar was $17,422 and $405,378, respectively. As of March 31, 2025 and December 31, 2024, the account receivable, net from Iluminar was $733,812 and $976,449, respectively.

Prepayments - related party:

As of March 31, 2025 and December 31, 2024, the prepayments from Jonathan was $10,000 and $10,000, respectively.

Deferred income – contract liabilities - related party:

As of March 31, 2025 and December 31, 2024, the deferred income - contract liabilities from Iluminar was $86,468 and $86,468, respectively.

Other payables — related parties

In 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fee for the Company. As of March 31, 2025 and December 31, 2024, the outstanding amount due to NMCayman was $170,000 and $170,000, respectively.

In 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. As of March 31, 2025 and December 31, 2024, the outstanding amount due to Yang Wei was $23,813 and $23,813, respectively.

In 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023, September 4, 2023, and July 1, 2024, Zhiyi (Jonathan) Zhang paid another $1,000, $557, $8,184 for normal business operating expenses, respectively. Furthermore, in 2024, Mr. Zhang contributed an additional $10,936 toward Company expenses. On October 11, 2023, the Company paid off $28,501 of the balance. As of March 31, 2025 and December 31, 2024, the outstanding amount due to Zhiyi (Jonathan) Zhang was $20,120 and $20,120.

In September 2024, James Li paid a total amount of $30,000 of normal business operating fee for the NMCA and NMCA paid it back to James in November 2024. During the three months ended March 31,2025, James Li paid $20,000 of normal business operating fee for NMCA, so as of March 31, 2025, the outstanding amount due to James Li was $20,000.

As of March 31, 2025, Nature’s Miracle Holding Inc. has an outstanding amount due to Mr. Tie (James) Li and Zhiyi (Jonathan) Zhang for $25,000 and $25,000 of board fees.

As of March 31, 2025 and December 31, 2024, accrued interest expense from related parties, were $106,355 and $103,776, respectively, which were included in other payable related parties on the Company’s balance sheets. (see Short-term loans — related parties for detail).

Short-term loans — related parties

	As of March 31, 2025	As of December 31, 2024
Zhiyi Zhang (1)	$60,000	$60,000
Tie Li (2)	35,000	185,000
NMCayman (3)	35,755	35,755
Total short-term loans – related parties	$130,755	$280,755

(1)	On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently further extended to August 15, 2024 and April 15, 2025 and finally extended to October 16,2025. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. The loan balance as of March 31,2025 and December 31, 2024 was $60,000 and $60,000. As of March 31, 2025 and December 31, 2024, the accrued interest of this loan was $13,263 and $12,079, respectively.

(2)	In December 2022, the Company signed two loans with Tie (James) Li, the Company’s CEO, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. The Company made $500,000 payments towards the loan on June 16, 2023 and paid each $50,000 on July 29, 2024 and January 14, 2025. The $110,000 loan was further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. The loan balance as of March 31,2025 and December 31, 2024 was $10,000 and $60,000, respectively. The accrued interest of this loan as of March 31, 2025 and December 31, 2024 was $745 and $547, respectively.

On July 11, 2023, Lakeshore signed one loan with Tie (James) Li for a principal amount of $125,000 with 8% interest rate. This loan was required to be paid in full before November 11, 2023. On December 8, 2023, Lakeshore entered into a side letter to this loan agreement to extend the repayment to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. This loan was subsequently extended to September 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. The Company made $100,000 payments towards the loan on January 14, 2025. The loan balance as of March 31, 2025 and December 31, 2024 was $25,000 and $125,000, respectively. As of March 31, 2025, accrued interest of this loan was $3,014.

(3)	On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $299,714 balance of this debt and $277,786 balance of another debt (see below) will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. As of March 31, 2025 and December 31, 2024, the loan balance was $18,556 and $18,556, respectively. As of March 31, 2025 and December 31, 2024, accrued interest of this loan was $46,545 and $46,180, respectively.

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $277,786 balance of this debt and $299,714 balance of another debt will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. As of March 31, 2025 and December 31, 2024, the loan balance was $17,199 and $17,199, respectively. As of March 31, 2025 and December 31, 2024, the accrued interest of this loan was $42,788 and $42,449, respectively.

Interest expense for short-term loan - related parties amounted to $2,579 and $16,056 during the three months ended March 31, 2025 and 2024, respectively.

Note 12 — Income taxes

As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended March 31, 2025 and 2024 were (0.08)% and (0.07)%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.   The Company continues to maintain a full valuation allowance against its deferred tax assets due to historical losses and uncertainty around future taxable income.

Note 13 — Equity

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

On August 1, 2024, the Company and Darin Carpenter entered into the mutual termination of employment agreement and intent to transition to project-based work (the “Agreement”), in which it was agreed that Mr. Carpenter shall resign from his position as Chief Operating Officer of the Company effective as of July 31, 2024. Pursuant to the Agreement, the Company and Mr. Carpenter agreed that Mr. Carpenter will provide services as a consultant to the Company on a per project basis as needed. In addition, the Company agreed to fully vest 3,334 shares of common stock that was issuable to Mr. Carpenter pursuant to the Employment Agreement dated as of September 17, 2023, by and between the Company and Mr. Carpenter. The Company also agreed to pay Mr. Carpenter the equivalent of two months of salary. The 3,334 shares had been issued on February 25, 2025.

Shares award to Mr. Hausman and Mr. Carpenter per Letter Agreement stated above has a fair value of $1.1 million.

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

Pursuant to board resolution dated November 18, 2024, the Company approved the issuance of 75,757 restricted shares of common stock, par value $0.0001 per share to PX SPAC Capital Inc. for one- year service to be provided related to business consulting and advisory. The shares shall be issued pursuant to the 2024 Incentive Plan. The fair value of the shares granted was approximately $200,000 at $2.64 per share. Stock compensation expenses for the three months ended March 31, 2025 amounted to $49,315.

For the three months ended March 31, 2025 and 2024, the Company recorded stock compensation expenses of $84,936 and $171,897. Those stock compensation expenses are included in the Company’s operating expenses.

Shares issued with private placement

On July 19, 2024, the Company issued a total of 6,000 shares to the investor pursuant to a securities purchase agreement (See Note 10 on Convertible notes for detail). The fair value of the shares was approximately $81,000 at $13.5 per share.

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

Shares issued through debt-to-equity conversion

Refer to note 9 — Loans payable and note 11 — Related party transactions for detail.

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

The Company may redeem the warrants at a price of $0.3 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $540 (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

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

On January 13, 2025, the exercise price for the Series A warrant has been reset to $0.6708. Total issuance number for Series A warrants and Series B warrants had been adjusted to 1,848,201 and 549,107.

In January 2025, a total of 1,289,916 Series A warrants and 549,107 Series B warrants were exercised for 1,839,023 shares of common stocks for a total consideration of $865,423.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
			US$
December 31, 2024	1,631,025	1,631,025	$28.21	3.94
Adjustment	1,039,258	1,039,258	$0.47	4.37
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	(1,839,023)	(1,839,023)	$0.47	-
March 31, 2025	831,260	831,260	$52.09	4.47

Note 14 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2025 and December 31, 2024, $16,224 and $414,938, respectively, were deposited with various major financial institutions in the United States. The amount in excess of the FDIC insurance was nil as of March 31, 2025 and December 31, 2024.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the three months ended March 31, 2025 and 2024, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 11— Related party transactions.

	For the Three Months ended March 31, 2025	As of March 31, 2025
	Percentage of Revenue	Percentage of Account Receivable
Customer A	<10%	33%
Customer C	42%	<10%
Customer K	<10%	10%
Customer L	14%	<10%
Iluminar	<10%	30%

	For the Three Month ended March 31, 2024	As of March 31, 2024
	Percentage of Revenue	Percentage of Account Receivable
Customer C	<10%	18%
Customer G	<10%	41%
Customer H	<10%	16%
Customer I	<10%	13%
Customer J	15%	<10%
Iluminar	19%	23%

During the three months ended March 31, 2025 and 2024, the major vendors of the Company are as below. Both Ilumionar and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 11— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the Three Months ended March 31, 2025	As of March 31, 2025
	Percentage of Purchase	Percentage of Account Payable
Vendor A	<10%	12%
Vendor E	42%	<10%
Iluminar	33%	<10%
Megaphoton Inc.	<10%	53%

	For the Three Months ended March 31, 2024	As of March 31, 2024
	Percentage of Purchase	Percentage of Account Payable
Vendor A	88%	<10%
Vendor C	11%	<10%
Megaphoton Inc.	<10%	52%
Uninet Global Inc.	<10%	27%

Note 15 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicles, offices and warehouses space in California, Pennsylvania and Texas. $356,489 and $470,716 of operating lease right-of-use assets and $455,326 and $467,982 of operating lease liabilities were reflected on the March 31,2025 and December 31, 2024 financial statements, respectively.

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

Lease cost	March 31, 2025	March 31, 2024
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$121,945	$63,133
Other information
Cash paid for amounts included in the measurement of lease liabilities	26,487	34,845
Weighted average remaining term in years	1.92	1.20
Average discount rate – operating leases	6.98%	6.84%

The supplemental balance sheet information related to leases for the period is as follows:

	As of March 31, 2025	As of December 31, 2024
Operating leases
Right of use asset	356,489	470,716
Lease Liability – current portion	279,689	262,380
Lease Liability – net of current portion	175,637	205,602
Total operating lease liabilities	$455,326	$467,982

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended March 31,	Operating Lease
2026	$297,686
2027	137,135
2028	37,881
2029	12,014
Less: Imputed interest/present value discount	(29,390)
Present value of lease liabilities	$455,326

Note 16 — Commitment and Contingencies

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

On August 22, 2023, two separate lawsuits were filed against NMI and two of its wholly-owned subsidiaries: Visiontech Group Inc., a California corporation, and Hydroman Inc., a California corporation (collectively referred to as the “Defendants”) by Megaphoton. Megaphoton, a manufacturer and producer of artificial lighting equipment for use in agriculture and industrial applications, filed the lawsuits against the Defendants in Los Angeles Superior Court, asserting that the Defendants have breached a contract/guarantee agreement by failing to pay a total of $6,857,167, as per the terms of these agreements. NMI believes that there is no merit in the complaint and has filed a counter-suit against Megaphoton in Orange County Court, California, seeking affirmative relief on September 22, 2023. On March 5, 2024, Megaphoton filed requests to dismiss the cases against Hydroman and Visiontech in the Superior Court of Los Angeles. Megaphoton refiled in federal court; the Company argue forged signature, fraud and damage with bad product qualities.

On March 1, 2024 NMI was notified of a complaint in San Bernardino Superior Court by Vien Le, its former CFO, who was employed approximately 2 months. The lawsuit claims wrongful discharge, untimely payment of wages and other related items. The Company has retained counsel and believes it will successfully defend against this lawsuit.

On October 22, 2024, Growterra, LLC (“Growterra”) filed a complaint against the Company and the Company’s chief executive officer in the Court of Common Pleas, Hamilton County, Ohio, alleging that it purchased lighting products from the Company, under which the Company would provide Growterra software, IP, and design documentation related to hydroponic containers and identify Growterra as an additional insured on the Company’s product liability insurance. Growterra alleges the Company failed to perform these obligations. Growterra is alleging breach of contract, fraud, and misappropriation of trade secrets as well as related causes of action. Growterra does not state an amount of damages but is also seeking rescission. The Company has been negotiating with Growterra and feels it can defend itself successfully. The Company expects such complaint to be resolved outside of the courts but cannot estimate the outcome of the settlement at this stage.

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

Note 17 — Segment information

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

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is segment profit or loss, as reported on the statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	Three Months Ended March 31,
	2025	2024

Revenues	$1,106,819	$2,204,720
Less:
Cost of revenues	931,519	1,892,403
Operating expenses:
Salary and benefits expenses	385,803	439,200
Professional fees	535,122	316,567
Stock-based compensation	82,537	171,897
Other selling, general and administrative	309,649	397,585
Provision for (recovery from) credit losses	23,283	(10,215)
Other expenses (income):
Interest expense, net	897,017	302,389
Non cash finance expense	-	1,000,000
Gain on loan extinguishment	(40,000)	-
Income taxes	1,700	1,700
Net loss	$(2,019,811)	$(2,306,806)

Note 18 — Subsequent events

The Company evaluated subsequent events and transactions that occurred after the date of these unaudited condensed consolidated financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 11, 2025, the Company signed a convertible promissory note agreement with Big Lake Capital, LLC (“Big Lake” or “Investor”). Big Lake is a related party controlled by Tie “James” Li, Chairman and CEO of the Company. The agreement calls for up to $2,000,000 in financing with an initial tranche of $600,000. The amount funded can be converted into shares of the Company at a conversion price equal to 110% of the end of the trading date. The rate of interest is 10%. The agreement also includes 100% warrant coverage with exercise price the same as conversion price. Astor & Co., who invested in Big Lake Capital on April 11, 2025, will be the beneficial owner of the first batch of warrants.

On May 7, 2025, the Company entered into the equity financing agreement (or the “EPFA”), with GHS Investments, LLC, a Nevada limited liability company ( (the “Investor”), in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), pursuant to the EPFA, dated as of May 6, 2025, for a period of 24 months from the effective date the registration statement (the “Registration Statement”) registering the shares of Common Stock relating to the EPFA (the “Term”). Once the Registration Statement is effective, sales of the common stock to the Investor under the EPFA, and the timing of any sales, will be determined by us from time to time in our sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of our Common Stock and determinations by us regarding the use of proceeds from any sale of such Common Stock. As consideration for entering into the EPFA, the Company is required to issue initially 150,000 shares out of 1,503,759 shares of Common Stock to the Investor (the “Commitment Shares”) (representing one percent (1%) of the total Commitment Amount) upon signing of the EPFA.

Also on May 7, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) where the Company sold to the Investor 250 shares of Series A Preferred Stock, $0.0001 par value per share (the “Series A Shares”) at a purchase price of $1,000 per Series A Share for an aggregate purchase price of $250,000. The Series A Shares have a face value of $1,200 per share, and are convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.112 in accordance with the certificate of designations to be filed with the State of Delaware.

On May 7, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $140,250 with an original issue discount of $12,750 and closing expenses of $7,500 deducted from funding amount. The note bears an annual interest charge of 14% and maturity date was February 28, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2025. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with Securities and Exchange Commission (the “SEC”) on April 16, 2025. The Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

As of the date of this report, tariffs on imports from China levied by the U.S. government are at 10%. The proposal of both Chinese and U.S. government to sanction much higher tariffs has been paused for 90 days and it is uncertain as to the result of the upcoming talks to put permanent levels of tariffs.

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2025 and 2024

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months Ended			Percentage
	2025	2024	Change	Change
Revenues	1,106,819	2,204,720	(1,097,901)	(49.8)%
Cost of revenues	931,519	1,892,403	(960,884)	(50.8)%
Gross profit	175,300	312,317	(137,017)	(43.9)%
Selling, general and administrative expenses	1,313,111	1,325,249	(12,138)	(0.9)%
Provision (recovery) for credit losses	23,283	(10,215)	33,498	(327.9)%
Loss from operation	(1,161,094)	(1,002,717)	(158,377)	15.8%
Total other expense, net	(857,017)	(1,302,389)	445,372	(34.2)%
Loss before income taxes	(2,018,111)	(2,305,106)	286,995	(12.5)%
Total provision for income taxes	1,700	1,700	-	-%
Net Loss	(2,019,811)	(2,306,806)	286,995	(12.4)%
Gross profit % of revenues	15.8%	14.2%
Net Income % of revenues	(182.5)%	(104.6)%

Revenue

Revenue for the three months ended March 31, 2025 decreased 49.8% to $1,106,819 as compared to $2,204,720 for the three months ended March 31, 2024. Revenue declined due to cash constraints that restricted inventory purchases; as we were mainly selling our inventory on hand.

For the three months ended March 31, 2025 and 2024, we had 47 and 64 customers, respectively. Average revenue per customer for the three months ended March 31, 2025 and 2024 were $23,549 and $34,449, respectively. Our revenue from top 5 customers for the three months ended March 31, 2025 was $831,086 compared to $1,299,609 for the three months ended March 31, 2024, representing a decrease of 36.1%. The lower average sale and decreased revenue from top 5 customer are reflective the impact of limited inventory availability.

Costs of Revenue

Costs of revenue for the three months ended March 31, 2025 decreased 50.8% to $931,519 as compared to $1,892,403 for the three months ended March 31, 2024. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to limited inventory availability.

Gross Profit

Gross profit was $175,300 for the three months ended March 31, 2025 and $312,317 for the three months ended March 31, 2024, respectively. The gross margin for the three months ended March 31, 2025 increase to 15.8% from 14.2% for the three months ended March 31, 2024. The increase was driven by higher sales of new, higher-margin products such as grow media products. Sales revenue from grow media and related products increased to $255,920 for the three months ended March 31, 2025, compared to $34,373 for the same period in 2024.

Operating expenses

Operating expenses for the three months ended March 31, 2025 increased 1.6% to $1,336,394 as compared to $1,315,034 for the three months ended March 31, 2024. The increase was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 decreased 0.9% to $1,313,111 as compared to $1,325,249 for the three months ended March 31, 2024. The decrease was mainly due to decrease Company’s stock compensation expenses of $89,360 as a result of completion of vesting periods of certain employees, decrease in other operating expenses of approximately $124,000 as a result of reduction of non-essential expenditures, offset by increased professional fees of approximately $220,000 related to listing and SEC filing activities.

Provision (recovery) for credit losses

Provision for credit losses for the three months ended March 31, 2025 was $23,283 as compared to the recovery from credit losses for the three months ended March 31, 2024 was $10,215 as the Company continued to assess expected losses based on historical loss, current and expected future credit environment.

Other Expenses

Other expenses primarily consist of net interest expense and other finance expense related to our loans. Other expenses for the three months ended March 31, 2025 was $857,017 as compared to other expense of $1,302,389 for the three months ended March 31, 2024. The decrease was mainly due to the non-cash finance expense decreased by $1,000,000, gain on loan extinguishment increase of $40,000, and offset by the increase in interest expenses of $594,628.

Interest expense for the three months ended of March 31, 2025 and 2024 were $897,017 and $302,389, respectively; increased as a result of multiple convertible notes and high interest loans in 2025. The convertible notes borrowing increased was $115,000 and $0, respectively. As of March 31, 2025 and 2024, the short-term loan balances were approximately $2.6 million and $2.2 million, respectively. For the three months ended March 31, 2024, 34.1% of the loans were from third-party lenders with interest rates ranging from 8.0% to 12.0%, while the remaining loans were receivables factoring loans with significantly higher interest rates ranging from 84.0% to 97.0%. In contrast, for the three months ended March 31, 2025, 89.5% of the loans were from third-party lenders at 8.0% to 12.0%, with the remainder consisting of receivables factoring loans bearing interest rates between 84.0% and 97.0%. The increase in higher-rate factoring loans in the current year and the increase in overall loan balances contributed to the rise in interest expense.

Gain on loan extinguishment for the three months ended of March 31, 2025 and 2024 were $40,000 and $0, respectively. The increase was due to the extinguishment of a short-term loan, which was paid off with a new loan, and the cancellation of a convertible note.

Non-cash finance expense for the three months ended of March 31, 2025 and 2024 were $0 and $1,000,000, respectively. This decrease is primarily due to the expensing of 3,334 shares of common stock issued under a Letter Agreement dated November 15, 2023, in connection with the merger. These shares, valued at approximately $1.0 million, were issued to Tie (James) Li and Zhiyi Zhang for their guarantees related to the repayment of the Newtek Loan, which had a principal amount of $3,700,000. The value of the shares was expensed as non-cash finance expenses upon the completion of the merger in 2024.

Income Tax Expense

Our income tax expense was amounted to $1,700 and $1,700 for the three months March 31, 2025 and 2024, respectively.

The effective tax rate for the three months ended March 31, 2025 and 2024 were (0.1)% and (0.1)%. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the three months ended March 31, 2025 was $2,019,811 as compared to net loss of $2,306,806 for the three months ended March 31, 2024, representing a decrease of $286,995. The decrease in net loss for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to decrease of non cash finance expense.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of March 31, 2025, we had $17,652 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $15.9 million as of March 31, 2025.

Subsequent to March 31, 2025, the Company obtained approximately $0.7 million proceed from convertible notes and approximately $0.2 million from the sale of preferred stock for liquidity. See note 18 for further details.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. For the three months ended March 31, 2025 and 2024 we incurred substantial losses as shown in the financial statement section. Our actual revenue for the three months ended March 31, 2025 and 2024 was approximately $1.1 million and $2.2 million, respectively. Such volume and relatively low gross profit margins are not enough to support high administrative costs relating to our going public and expenses as a public company. We have raised equity capital twice in 2024 but utilized most proceeds towards repayment of debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

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

Cash Flows

The following tables set forth our selected consolidated cash flow data for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	US$	US$
Net cash used in operating activities	(594,171)	(773,422)
Net cash used in investing activities	(300,000)	(40,000)
Net cash provided by financing activities	491,297	891,734
Effect of exchange rate changes	395	50
Net change in cash	(402,479)	78,362
Cash and cash equivalents, at the beginning of period	420,131	221,760
Cash and cash equivalents, at the end of period	17,652	300,122

Operating Activities

Net cash used in operating activities was approximately $0.6 million for the three months ended March 31, 2025, which was mainly due to our net loss of approximately $2.0 million with non-cash items, including depreciation expense, provision for credit losses, amortization of debt issuance cost, stock compensation expense, and amortization of operating right-of-use asset of approximately $0.3 million. Our cash outflow is mainly due to decrease in accounts payable of approximately $0.9 million due to decrease in our purchase from vendor. Our cash outflow is offset by cash inflow of approximately $0.9 million of inventory due to sold more on hand inventory, increase from other payable and accrued liabilities of approximately $1.0 million accrued professional fees and accrued interest on short term loans, long term loans and convertible notes. Additionally, approximately $0.3 million decreased in accounts receivable as our sales decreased.

Net cash used in operating activities was approximately $0.8 million for the three months ended March 31, 2024, which was mainly due to our net loss of approximately $1.0 million after adjustment of non-cash items and payment of accounts payable of approximately $0.7 million offset by cash inflow of approximately $0.4 million from accounts receivables as we increased our collection effort and approximately $0.4 million as we used more on hand inventory.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities amount to $300,000 which was primarily for deposit from investment of Future Tech.

For the three months ended March 31, 2024, net cash used in investing activities amount to $40,000 which was primarily for loan to Lakeshore of $40,000 prior to the Merger.

Financing Activities

Net cash provided by financing activities was approximately $0.5 million for the three months ended March 31, 2025. The increase in net cash provided was primarily a result of net proceeds from exercise of warrants of approximately $0.9 million, net proceeds from short-term loan from third parties of approximately $0.4 million, net proceeds from convertible notes borrowing of approximately $0.1 million offset by repayments on short-term loan from third parties of approximately $0.5 million, repayments on convertible notes of approximately $0.3 million, repayments on short-term loan from related parties of approximately $0.2 million.

Net cash provided by financing activities was approximately $0.9 million for the three months ended March 31, 2024. The main reason for the increase in net cash provided was primarily a result of net proceeds from short-term loan from a third party of $1.4 million. Our cash inflow was offset by payments of deferred offering costs of approximately $0.3 million, repayments on long term loans which are mainly our car and mortgage loan of approximately $65,000, repayments on short-term loan from third parties of approximately $0.2 million.

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

Transaction prices are mostly fixed. In some contracts, when determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the licensees will be one year or less. For customers that entered into rebate programs with utility companies, transaction price may depend on level of energy saving the products achieved. We estimated the amount of consideration using either the expected value of the most likely amount depending on which method we expects to better predict the amount of consideration to which it will receive with a constraint applied such that a significant reversal of revenue is not probable.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments (“ASU 2024–04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06, which includes the Company. Adoption can be on a prospective or retrospective basis. The Company adopted ASU 2024-04 effective January 1, 2025 on a prospective basis.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2025, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; and (viii) a lack of controls over income tax. We plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. generally accepted accounting principles (“GAAP”) and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, and strengthening corporate governance.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended March 31, 2025 except as described below.

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

On October 22, 2024, Growterra, LLC (“Growterra”) filed a complaint against the Company and the Company’s chief executive officer in the Court of Common Pleas, Hamilton County, Ohio, alleging that it purchased lighting products from the Company, under which the Company would provide Growterra software, IP, and design documentation related to hydroponic containers and identify Growterra as an additional insured on the Company’s product liability insurance. Growterra alleges the Company failed to perform these obligations. Growterra is alleging breach of contract, fraud, and misappropriation of trade secrets as well as related causes of action. Growterra does not state an amount of damages but is also seeking rescission. The Company has been negotiating with Growterra and feels it can defend itself successfully. The Company expects such complaint to be resolved outside of the courts but cannot estimate the outcome of the settlement at this stage.

There are no current updates to these proceedings.

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.1	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2025
10.1	Business Loan and Security Agreement dated as of December 30, 2024. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 6, 2025)
10.2	Early Discount Addendum to Business Loan and Security Agreement (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 6, 2025)
10.3	Stacking Prohibited Addendum to Business Loan and Security Agreement(incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 6, 2025)
10.4	Seller Definition Addendum to Business Loan and Security Agreement(incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 6, 2025)
10.5	Employment Agreement, dated January 7, 2025, by and between Nature’s Miracle Holding Inc. and Wenbing Chris Wang. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 14, 2025)
10.6	Mutual Separation Agreement, dated February 13, 2025, by and between Nature’s Miracle Holding Inc. and Wenbing Chris Wang. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2025)
10.7	Convertible Promissory Note dated April 11, 2025 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on April 16, 2025)
10.8	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on April 16, 2025)
10.9	Equity Purchase Finance Agreement dated May 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2025
10.10	Securities Purchase Agreement dated May 6, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2025
10.11	Registration Rights Agreement dated May 6, 2025dated May 6, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2025
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S MIRACLE HOLDING INC.

Dated: May 15, 2025	/s/ Tie (James) Li
Tie (James) Li
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2025	/s/ George Yutuc
George Yutuc
Chief Financial Officer (Principal Financial and Accounting Officer)