Form 10-Q
period 2025-06-30
Nature's Miracle Holding Inc.
filed 2025-08-14
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41977

NATURE’S MIRACLE HOLDING INC.

(Exact name of registrant as specified in its charter)

Delaware	88-3986430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No

3281 E. Guasti Rd. #175 Ontario, CA 91761	(909) 218-4601
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)
Common Stock, par value $0.0001 per share	NMHI*

Warrants to purchase Common Stock, at an exercise price of $11.50 per share	NMHIW*

*	The securities of Nature’s Miracle Holding Inc. have been suspended from trading on The Nasdaq Stock Market and are currently trading on the OTC Market.

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

As of August 14, 2025, the registrant had a total of 12,522,601 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,511	$420,131
Accounts receivable, net	1,443,204	1,829,044
Accounts receivable - related parties, net	580,225	976,449
Inventories, net	703,001	1,778,583
Prepayments and other current assets	92,172	151,431
Prepayments - related parties	12,700	10,000
Total Current Assets	2,840,813	5,165,638

NON-CURRENT ASSETS
Deposits	777,720	428,633
Right-of-use assets, net	271,480	470,716
Cost method investment	1,000,000	1,000,000
Property and equipment, net	4,167,111	4,246,832
Total Assets	$9,057,124	$11,311,819

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short-term loans	$2,497,007	$2,668,604
Short-term loans - related parties	130,755	280,755
Current portion of long-term debts	333,794	301,076
Convertible notes	812,087	987,639
Convertible notes - related party	652,800	-
Accounts payable	9,275,023	10,389,978
Accounts payable - related parties	366,437	308,407
Other payables and accrued liabilities	4,941,131	3,467,637
Other payables - related parties	374,668	367,709
Operating lease liabilities - current	128,254	262,380
Shares subscription paid in advance	238,000	-
Tax accrual	478,401	501,374
Deferred income - Contract liabilities	49,724	144,790
Deferred income - Contract liabilities - related party	86,468	86,468
Total Current Liabilities	20,364,549	19,766,817

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,518,413	5,678,550
Operating lease liabilities, net of current portion	144,610	205,602
Total Non-Current Liabilities	5,663,023	5,884,152

Total Liabilities	26,027,572	25,650,969

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred Stock ($0.0001 par value, 1,000,000 shares authorized, none issued and
outstanding at June 30, 2025 and December 31, 2024, respectively)	-	-
Common Stock ($0.0001 par value,100,000,000 shares authorized,7,512,769 and 2,445,364
shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)*	753	246
Additional paid-in capital	11,554,958	10,396,274
Accumulated deficit	(28,525,437)	(24,734,689)
Accumulated other comprehensive loss	(722)	(981)
Total Stockholders' Deficit	(16,970,448)	(14,339,150)

Total Liabilities and Stockholders' Deficit	$9,057,124	$11,311,819

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE (including related party revenue of $58,616 and $588,720 for the three months ended June 30, 2025 and 2024; $76,038 and $994,098 for the six months ended June 30, 2025 and 2024)	$484,009	$3,404,967	$1,590,828	$5,609,687

COST OF REVENUE	455,051	2,952,747	1,386,570	4,845,150

GROSS PROFIT	28,958	452,220	204,258	764,537

OPERATING EXPENSES:
Selling, general and administrative	1,025,625	1,722,715	2,338,736	3,027,534
Provision for credit losses	155,984	14,176	179,267	24,391
Total operating expenses	1,181,609	1,736,891	2,518,003	3,051,925

LOSS FROM OPERATIONS	(1,152,651)	(1,284,671)	(2,313,745)	(2,287,388)

OTHER INCOME (EXPENSE)
Interest expense, net	(606,326)	(486,586)	(1,503,343)	(788,975)
Non cash finance expense	-	-	-	(1,000,000)
Gain on loan extinguishment	-	-	40,000	-
Other (expense) income	(11,960)	3,738	(11,960)	3,738
Total other expense, net	(618,286)	(482,848)	(1,475,303)	(1,785,237)

LOSS BEFORE INCOME TAXES	(1,770,937)	(1,767,519)	(3,789,048)	(4,072,625)

PROVISION FOR INCOME TAXES	-	800	1,700	2,500

NET LOSS	$(1,770,937)	$(1,768,319)	$(3,790,748)	$(4,075,125)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(135)	(83)	259	(33)
COMPREHENSIVE LOSS	$(1,771,072)	$(1,768,402)	$(3,790,489)	$(4,075,158)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	5,933,784	880,467	5,295,072	826,449

LOSS PER SHARE
Basic and diluted	$(0.29)	$(2.01)	$(0.72)	$(4.93)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2024	-	$-	2,445,364	$246	$10,396,274	$(24,734,689)	$(981)	$(14,339,150)
Stock compensation expense	-	-	84,091	8	84,928	-	-	84,936
Shares to be issued for stock compensation	-	-	(834)	-	-	-	-	-
Shares issued through warrants exercises	-	-	1,839,023	184	865,239	-	-	865,423
Shares issued through debt-to-equity conversion	-	-	568,182	57	(57)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	394	394
Net loss	-	-	-	-	-	(2,019,811)	-	(2,019,811)
BALANCE, March 31, 2025 (Unaudited)	-	$-	4,935,826	$495	$11,346,384	$(26,754,500)	$(587)	$(15,408,208)
Stock compensation expense	-	-	-	-	60,957	-	-	60,957
Shares issued through convertible notes conversion	-	-	2,576,943	258	147,617	-	-	147,875
Foreign currency translation adjustments	-	-	-	-	-	-	(135)	(135)
Net loss	-	-	-	-	-	(1,770,937)	-	(1,770,937)
BALANCE, June 30, 2025 (Unaudited)	-	$-	7,512,769	$753	$11,554,958	$(28,525,437)	$(722)	$(16,970,448)

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2023	-	$-	742,416	$74	$1,528,926	$(8,247,862)	$(1,075)	$(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	134,476	13	-	(2,833,487)	-	(2,833,474)
Additional shares issued in connection with reverse recapitalization	-	-	5,114	1	(1)	-	-	-
Stock compensation expense	-	-	2,091	-	171,897	-	-	171,897
Shares to be issued for stock compensation	-	-	(2,091)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	50	50
Net loss	-	-	-	-	-	(2,306,806)	-	(2,306,806)
BALANCE, March 31, 2024 (Unaudited)	-	$-	882,006	$88	$1,700,822	$(13,388,155)	$(1,025)	$(11,688,270)
Stock compensation expense	-	-	5,416	1	195,907	-	-	195,908
Shares to be issued for stock compensation	-	-	(416)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	(83)	(83)
Net loss	-	-	-	-	-	(1,768,319)	-	(1,768,319)
BALANCE, June 30, 2024 (Unaudited)	-	$-	887,006	$89	$1,896,729	$(15,156,474)	$(1,108)	$(13,260,764)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,790,748)	$(4,075,125)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	79,721	79,720
Allowance for credit losses	179,267	24,391
Amortization of operating right-of-use asset	199,235	155,295
Amortization of debt issuance cost	102,158	-
Gain on loan extinguishment	(40,000)	-
Stock compensation expenses	145,893	367,805
Non cash finance expense	-	1,000,000
Change in operating assets and liabilities:
Accounts receivable	602,797	(1,253,986)
Inventories	1,075,582	876,751
Prepayments and other current assets	59,259	(207,731)
Prepayments - related parties	(2,700)	-
Security deposit	371,913	20,000
Accounts payable	(1,056,926)	796,876
Other payables and accrued liabilities	1,473,494	485,314
Accrued interest payable - related parties	5,187	34,203
Operating lease liabilities	(195,117)	(103,284)
Tax accrual	(22,973)	112,097
Deferred income - Contract liabilities	(95,066)	(54,841)
Net cash used in operating activities	(909,024)	(1,742,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Lakeshore	-	(40,000)
Deposit from investment of Future Tech	(721,000)	-
Net cash used in investing activities	(721,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the reverse recapitalization	-	1,120,177
Payments of transaction costs incurred by Lakeshore	-	(1,044,980)
Repayments of promissory note - related party of Lakeshore	-	(75,000)
Shares subscription paid in advance	238,000	-
Proceeds from exercise of warrants	865,423	-
Payments of deferred offering costs	-	(266,925)
Repayments on long-term loan	(127,419)	(130,689)
Short-term loan borrowing from third parties	447,555	2,487,500
Repayments on short-term loan from third parties	(599,152)	(498,760)
Repayments on short-term loan from related parties	(150,000)	-
Convertible notes borrowing	992,665	-
Repayments on convertible notes	(449,700)	-
Borrowings from other payables - related parties	4,772	-
Payments on other payables - related parties	(3,000)	-
Net cash provided by financing activities	1,219,144	1,591,323

EFFECT OF FOREIGN EXCHANGE ON CASH	260	(36)

CHANGES IN CASH	(410,620)	(191,228)

CASH AND CASH EQUIVALENTS, beginning of period	420,131	221,760

CASH AND CASH EQUIVALENTS, end of period	$9,511	$30,532

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,700	$3,315
Cash paid for interest	$322,981	$604,512

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$-	$285,185
Reduce of right-of-use asset and operating lease liabilities based on modification	$-	$54,800
Accumulated deficit acquired upon the reverse recapitalization	$-	$1,603,020
Deferred offering cost converted to APIC upon the reverse recapitalization	$-	$1,100,857
Conversion of convertible notes into shares	$147,875	$-

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

On August 18, 2022, NMI acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of NMI, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, NMI has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of NMI. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation as of June 30, 2025.

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

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of June 30, 2025 and December 31, 2024, the Company had approximately $9,500 and $0.4 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $17.5 million and $14.6 million as of June 30, 2025 and December 31, 2024. The Company’s accumulated deficit and negative operating cashflow for the period ended June 30, 2025 amounted to $28,525,437 and $909,024, respectively.

Subsequent to June 30, 2025, the Company obtained approximately $0.6 million proceed from convertible notes for liquidity. See note 18 for further details.

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

The Company has a $20 million equity financing program (“ELOC”) with GHS Investment and this was declared effective by SEC. The Company can draw on this facility for its working capital needs and others.

The Company has access to investors who are providing convertible note financing for public companies and we have been utilizing the convertible note for part of our financing needs.

The shareholder of the Company also offers support for the Company. Big Lake Capital, LLC, a related party controlled by Tie Li (our Chairman and CEO) entered into a $2 million Convertible Promissory Note on April 11, 2025 with the initial tranche of $600,000. The Company may borrow up to an additional amount of $1,342,428 under the note.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash. The amount in excess of the FDIC insurance was $0 as of June 30, 2025.

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of June 30, 2025 and December 31, 2024, no allowance for doubtful account was recorded.

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. For the three and six months ended June 30, 2025, there was no inventory impairment loss amounted to $0. For the three and six months ended June 30, 2024, there was no inventory impairment loss recorded.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore during the three and six months ended June 30, 2025, the Company did not record any impairment charges for its investments. During the three and six months ended June 30, 2024, the Company did not record any impairment charges for its investments.

Deposits

Deposit consists of security deposits for vendors and deposits for acquisition. To maintain a stable supply for goods and build a long-term relationship, the Company may pay certain amount of funds to its vendors as security deposits which are recorded as non-current assets on the balance sheet depending on its return date. On November 22, 2024, NM Data entered into an investment agreement to acquire 51% of Future Tech Incorporated (“Future Tech”), an Ohio-based company, for the development and construction of a 50MW high density data center and a vertical farming facility in Stryker, Ohio. The closing of the acquisition of Future Tech is subject to Future Tech’s executing an electricity sales and purchase agreement with a certain supplier set forth in the agreement and Future Tech entering into a ten-year lease option to purchase indoor space as set forth in the agreement. As of June 30, 2025, the deposit for acquisition of Future Tech was $721,000.

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

The Company’s disaggregate revenue stream by products are summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Grow light	$382,673	$3,350,684	$1,233,572	$5,377,250
Indoor grow containers	-	-	-	143,781
Grow media and others	101,336	54,283	357,256	88,656
Total revenues	$484,009	$3,404,967	$1,590,828	$5,609,687

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of deferred income — contract liabilities (including related party) consisted of the following as of the date indicated:

	As of June 30, 2025	As of December 31, 2024
Beginning balance	$231,258	$118,909
Prepayments from customers	212,744	1,054,171
Recognized as revenues	(307,810)	(941,822)
Ending balance	$136,192	$231,258

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

The carrying amount of the assets and liabilities are as follows:

As of June 30, 2025
Cash	$16,506
Property and equipment, net	4,091,652
Total assets	$4,108,158

Current portion of long-term debt	$85,380
Long-term debt, net of current portion	2,644,568
Accrued expenses	151
Intercompany payable to Visiontech	1,383,113
Total liabilities	$4,113,212

The operating results of VIE included in the unaudited condensed consolidated statements of operations are as follows for the period indicated:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Revenue*	$83,211	$166,421
Selling, general and administrative	54,480	84,066
Interest expense	24,822	49,294
Income tax	-	1700
Net loss	$3,909	$31,361

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the unaudited condensed consolidated statements of operations.

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

The following table reconcile the elements of the reverse recapitalization to the unaudited condensed consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

As of March 11, 2024
Funds held in Lakeshore’s trust account	$15,067,702
Funds held in Lakeshore’s operating cash account	198
Less: amount paid to redeem public shares of Lakeshore’s ordinary shares	(13,947,723)
Proceeds from the reverse recapitalization	1,120,177
Less: payments of transaction costs incurred by Lakeshore	(1,044,980)
Less: repayments of promissory note – related party of Lakeshore’	(75,000)
Less: notes assumed from Lakeshore	(555,000)
Less: liability assumed from Lakeshore	(1,547,814)
Less: transaction costs paid by NMI	(1,230,857)
Add: receivable assumed from Lakeshore	500,000
Net liabilities assumed from issuance of common stock upon the Merger, balance classified to retained deficit	$(2,833,474)

Note 6 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of June 30, 2025	As of December 31, 2024
Accounts receivable	$2,503,283	$2,744,118
Less: allowance for credit losses	(1,060,079)	(915,074)
Subtotal accounts receivable, net	1,443,204	1,829,044

Accounts receivable - related party	$730,998	$1,092,960
Less: allowance for credit losses – related party	(150,773)	(116,511)
Subtotal accounts receivable – related party, net	$580,225	$976,449

Total accounts receivable	$3,234,281	$3,837,078
Total allowance for credit losses	(1,210,852)	(1,031,585)
Total accounts receivable, net	$2,023,429	$2,805,493

Provision for credit losses were $155,984 and $14,176 for the three months ended June 30, 2025 and 2024, respectively.

Provision for credit losses were $179,267 and $24,391 for the six months ended June 30, 2025 and 2024, respectively.

Movement of allowance:

Movement of allowance for expected credit losses (including related party) consisted of the following as of the date indicated:

	As of June 30, 2025	As of December 31, 2024
Beginning balance	$1,031,585	$669,974
Addition	179,267	408,569
Write-off	-	(46,958)
Ending balance	$1,210,852	$1,031,585

Note 7 — Cost method investment

Cost method investment consists of the following:

	As of June 30, 2025	As of December 31, 2024
10% Investment of Iluminar	$1,000,000	$1,000,000
Total	$1,000,000	$1,000,000

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. The shares were issued to the Company on March 31, 2023. No identified event or change in circumstances that would have a significant adverse effect on the value of investment and the Company determined no impairment was deemed necessary as of June 30, 2025.

Note 8 — Property and equipment, net

Property and equipment, net consist of the following:

	As of June 30, 2025	As of December 31, 2024
Trucks & Automobiles	$285,099	$285,099
Machinery & Equipment	67,847	67,847
Building	3,465,230	3,465,230
Land	930,000	930,000
Subtotal	4,748,176	4,748,176
Less: accumulated depreciation	(581,065)	(501,344)
Total	$4,167,111	$4,246,832

Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $39,861 and $39,860, respectively.

Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $79,721 and $79,720, respectively.

Note 9 — Loans payable

Short-term loans:

	As of June 30, 2025	As of December 31, 2024
Factor H (1)	$651,978	$685,172
Factor I (2)	128,634	207,921
Factor J (3)	40,623	28,838
Factor K (4)	68,820	66,404
Factor L(5)	138,563	-
Jie Zhang (6)	100,000	100,000
Peng Zhang (7)	560,000	560,000
RedOne Investment Limited (“RedOne”) (8)	230,000	230,000
Agile Capital Funding, LLC (9)	404,022	480,798
ClassicPlan Premium Financing, Inc. (10)	2,502	9,471
Maximcash Solutions LLC (11)	171,865	300,000
Total short-term loans	$2,497,007	$2,668,604

Short-term loans consist of account receivable factoring agreements, subordinated business loan and third parties loans as of June 30, 2025 and December 31, 2024.

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

On November 18, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,167,200 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $752,000 was remitted to the Company, after the deduction of the total fees of $48,000. The Company agreed to pay a weekly installment of $32,000 for 37 weeks. The effective interest rate of this agreement was 94.98%. The Company use this loan to pay off $566,150 previous loan with Factor H that dated on May 2, 2024. For the three and six months ended June 30, 2025, the Company paid $4,000 and $33,194 principal of the loan.

(2)	On August 29, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor I. The Company sold $213,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $142,500 was remitted to the Company, after the deduction of the total fees of $7,500. The Company agreed to pay a weekly installment of $8,192 for 26 weeks. The effective interest rate of this agreement was 84.22%. For the three and six months ended June 30, 2025, the Company paid $0 and $0 principal of the loan.

On December 12, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor I. The Company sold $319,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $213,750 was remitted to the Company, after the deduction of the total fees of $11,250. The Company agreed to pay a weekly installment of $13,313 for 24 weeks. The effective interest rate of this agreement was 84.03%. The Company use this loan to pay off $90,116 previous loan with Factor I that dated on August 29, 2024. For the three and six months ended June 30, 2025, the Company paid $8,510 and $79,287 principal of the loan.

(3)	On September 27, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor J. The Company sold $72,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $47,470 was remitted to the Company, after the deduction of the total fees of $2,530. The Company agreed to pay a weekly installment of $3,021 for 24 weeks. The effective interest rate of this agreement was 88.98%. For the three and six months ended June 30, 2025, the Company paid $0 and $28,838 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor J. The Company sold $94,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $61,070 was remitted to the company, after the deduction of the total fees $3,930. The Company agreed to pay a weekly installment of $6,732 for 14 weeks. The effective interest rate of this agreement was 89.54%. The Company use this loan to pay off $18,125 previous loan with Factor J that dated on February 10, 2025. For the three and six months ended June 30, 2025, the Company paid $8,010 and $20,447 principal of the loan.

(4)	On September 30, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor K. The Company sold $181,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $115,955 was remitted to the Company, after the deduction of the total fees of $9,045. The Company agreed to pay a weekly installment of $7,552 for 24 weeks. The effective interest rate of this agreement was 94.36%. For the three and six months ended June 30, 2025, the Company paid $0 and $66,404 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor K. The company sold $147,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $92,605 was remitted to the company, after the deduction of the total fees $7,395. The Company agreed to pay a weekly installment of $10,500 for 14 weeks. The effective interest rate of this agreement was 96.04%. The Company use this loan to pay off $37,760 previous loan with Factor K that dated on September 30, 2024. For the three and six months ended June 30, 2025, the Company paid $10,469 and $23,785 principal of the loan.

(5)	On February 7, 2025, the Merchants entered into a standard merchant cash advance agreement with Wave advance Inc (the “Factor L”). The Company sold $183,750 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $107,500 was remitted to the Company, after the deduction of the total fees of $8,750. The Company agreed to pay a weekly installment of $13,125 for 14 weeks. The effective interest rate of this agreement was 113.58%. For the three and six months ended June 30, 2025, the Company paid $0 and $116,250 principal of the loan.

On February 25, 2025, the Merchant entered into another standard merchant cash advance agreement with Factor L. The Company sold $280,770 of its accounts receivable balance on a recourse basis for credit approved accounts. The net purchase price $177,630 was remitted to the company, after the deduction of the total fees of $13,370. The Company agreed to pay a weekly installment of $17,550 for 16 weeks. The effective interest rate of this agreement was 95.63%. The Company use this loan to pay off $137,500 previous loan with Factor L that dated on February 7, 2025. For the three and six months ended June 30, 2025, the Company paid $16,999 and $39,067 principal of the loan.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. As of June 30, 2025 and December 31, 2024, outstanding balance amounted to $1,028,618 and $988,336, respectively.

(6)	On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan was originally extended to April 15, 2025, subsequently extended to July 16, 2025, then extended to November 16, 2025. The loan balance as of June 30, 2025 and December 31, 2024 was $100,000 and $100,000, respectively.

(7)	On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a 2.5% shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025. For the year ended December 31, 2024, Nature’s Miracles made a payment of $500,000 toward the loan. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which Peng Zhang agreed to convert the $345,000 of loan balance into 130,682 shares of the Company’s common stock at a conversion price of $2.64 per share. The loan was originally extended to July 16, 2025, was subsequently subject to another debt-to-equity conversion agreement entered into on July 24, 2025, whereby the outstanding balance would be converted into 4,291,188 shares of the Company. As of June 30, 2025, the shares had not yet been issued. As of June 30, 2025 and December 31, 2024, the loan balance was $560,000 and $560,000.

(8)	On February 10, March 28, June 5, June 27, September 22, December 22, 2023 and February 20, 2024, Lakeshore entered into seven promissory notes with RedOne to which Lakeshore borrowed an aggregate principal amount of $380,000 with zero interest rate. On July 11, 2023, Lakeshore entered into a loan agreement with Deyin Chen (Bill) to which Lakeshore borrowed a principal amount of $125,000 with an annual interest rate of 8%. This loan was extended to March 11, 2024 with interest waived pursuant to a Side Letter to the loan agreements dated December 8, 2023. A payment of $75,000 was made upon close of the Merger on March 11, 2024 and the loan balance of $50,000 owed to Deyin Chen (Bill) was assigned to RedOne and the Company assumed the outstanding balance. The loan bears interest of 8% per annum. $50,000 was paid on July 29, 2024 and $150,000 was paid on November 11, 2024.

The balance of $230,000, originally due by December 11, 2024, was revised to be paid in two equal installments: the first installment of $115,000 no later than March 31, 2025, and the second installment of $115,000 no later than June 30, 2025. Both installments were extended to July 15, 2025, subsequently extended to September 10, 2025.

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

On September 25, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $315,000, including the administrative agent fee of $15,000. The Company agreed to pay a weekly installment of $16,425 for 28 weeks. The effective interest rate of this agreement was 90.22%. The Company use this loan to pay off $195,806 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC that dated on June 6, 2024. For the three and six months ended June 30, 2025, the Company paid $0 and $0 principal of the loan.

On November 21, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $575,000, including the administrative agent fee of $28,750. The Company agreed to pay a weekly installment of $29,982 for 28 weeks. The effective interest rate of this agreement was 90.80%. The Company use this loan to pay off $331,388 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC that dated on September 25, 2024. For the three and six months ended June 30, 2025, the Company paid $0 and $76,776 principal of the loan.

(10)	On December 1, 2024, Visiontech and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $15,465 and financed $10,559 of it. Visiontech needs to pay a monthly installment of $1,286 for nine months with the last installment due on August 1, 2025. The effective interest rate of this loan was 22.57%. During the three and six months ended June 30, 2025, the Company paid $3,582 and $6,969 principal of the loan.

(11)	On December 30, 2024, the Merchants entered into a business loan and security agreement (the “Agreement”) with Maximcash Solutions LLC (the “Maxim”). Under the Agreement, the Maxim loaned $311,000 to the Company, which includes an $11,000 origination fee deducted at the time of funding. This loan carries an interest rate of 51.64% and an annual percentage rate of 59.40%. The loan matures on January 14, 2026. The Company will repay the Loan in 26 biweekly payments of $15,430, with a total repayment amount of $401,190 over a 12-month term. The loan is secured by all present and after-acquired property of the Company. As security to the loan, the Company shall issue 311,000 shares of its common stock to Maximin in the event of a loan default. For the three and six months ended June 30, 2025, the Company paid $63,824 and $128,135 principal of the loan.

Interest expenses for short term loans amounted to $327,994 and $304,302 for the three months ended June 30, 2025 and 2024, respectively.

Interest expenses for short term loans amounted to $980,715 and $428,215 for the six months ended June 30, 2025 and 2024, respectively.

Short-term loans — related parties: refer to Note 11 Related Party transactions.

Long-term debts:

Long-term debts consist of three auto loans, one building loan, and one secured business loan as of June 30, 2025 and December 31, 2024.

The outstanding amount of the auto loans were $62,400 and $80,238 as of June 30, 2025 and December 31, 2024, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. During the three and six months ended June 30, 2025, the Company made total payments of $8,973 and $17,838 towards the auto loans, respectively. During the three and six months ended June 30, 2024, the Company made total payments of $8,541 and $16,980 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans are as follows:

Twelve months ended June 30,	Repayment
2026	$32,944
2027	26,171
2028	3,285
Total	$62,400

The outstanding amount of the building loan was $2,729,947 and $2,771,645 as of June 30,2025 and December 31, 2024, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the west. The loan requires monthly installment payment of $15,165 with the last installment due on January 10, 2032. During the three and six months ended June 30, 2025, the Company made total payments of $20,674 and $41,698 towards the loan, respectively. During the three and six months ended June 30, 2024, the Company made total payments of $19,930 and $39,957 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan are as follows:

Twelve months ended June 30,	Repayment
2026	$85,380
2027	88,495
2028	91,477
2029	95,062
2030	98,531
Thereafter	2,271,002
Total	$2,729,947

The outstanding amount of the secured business loan was $3,059,859 and $3,127,742 as of June 30,2025 and December 31, 2024, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the three and six months ended of June 30, 2025, the Company made total payments of $39,719 and $67,883 towards the loan, respectively. During the three and six months ended June 30, 2024, the Company made total payments of $37,629 and $73,752 towards the loan, respectively.

Minimum required principal payments towards the Company’s secured business loan 2025 are as follows:

Twelve months ended June 30,	Repayment
2026	$215,470
2027	231,396
2028	272,480
2029	320,858
2030	377,826
Thereafter	1,641,829
Total	$3,059,859

Interest expenses for long term loans amounted to $151,340 and $159,385 for the three months ended June 30, 2025 and 2024, respectively.

Interest expenses for long term loans amounted to $304,333 and $320,304 for the six months ended June 30, 2025 and 2024, respectively.

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

On July 3, 2024, the Company entered into four convertible note agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $13.26. On November 19, 2024, the Company entered into four debt-to-equity conversion agreements, under which four investors agreed to convert a total of $410,000 into 155,303 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as require by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to June and September 2025, with $230,000 maturing in June 2025 and $180,000 maturing in September 2025. The balance of these Notes were $410,000 and $410,000 as of June 30, 2025 and December 31, 2024.

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

On August 13, 2024, the Company entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount. The maturity date was June 15, 2025 and the interest rate of the note was 12% per annum. The initial funding was scheduled to be paid in 10 equal monthly installments of $20,350. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. On April 16 and April 21, 2025, an aggregate of $20,000 and $23,701 of convertible note principal and accrued interest were converted into 222,222 and 263,342 shares of common stock, respectively. As of June 30, 2025 and December 31, 2024, the balance of this note was $0 and $92,045, respectively.

On September 18, 2024, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $107,880 with an original issue discount of $14,880. The note bears a one-time interest charge of 13% and maturity date was July 15, 2025. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $60,952 due on March 15, 2025, and the remaining four payments of $15,238 due on the fifteenth day of each month thereafter. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. On May 5, May 9, and June 4, 2025, an aggregate of $22,160, $22,160 and $5,894 of convertible note principal and accrued interest were converted into 295,466, 295,466 and 148,090 shares of common stock, respectively. As of June 30, 2025 and December 31, 2024, the balance of this note were $0 and $85,000, respectively.

On October 14, 2024, the Company issued and sold to Diagonal a promissory note in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears a one-time interest charge of 14% of the principal amount. Accrued, unpaid interest and outstanding principal will be due in ten payments, each in the amount of $11,537. The first payment will be due November 15, 2024 with nine subsequent payments due on the 15th of each month thereafter. Only upon occurrence of an event of default under the note, the note will be convertible into common stock at a conversion price equal to 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date. On June 5, June 10, and June 12, 2025, an aggregate of $13,890, $13,590 and $11,630 of convertible note principal and accrued interest were converted into 324,912, 348,461 and 298,215 shares of common stock, respectively. As of June 30, 2025 and December 31, 2024, the balance of this note was $0 and $65,182, respectively.

On November 18, 2024, the Company signed one convertible note agreement of $90,000 from one investor. The note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $29.31. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which the investor agreed to convert the $90,000 into 34,091 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as require by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to September 2025. As of June 30, 2025 and December 31, 2024, the balance of this note was $90,000 and $90,000.

On December 17, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant for a $180,000 convertible note with an original issue discount of $20,000. The note bears an annual rate of 12% and the maturity date of this note shall be December 17, 2025. The note can be converted into a fixed price of $2.50 per share. Net proceeds to the Company amounted to $150,000 (after deducting the fee paid to escrow agent of $10,000). The Company has also agreed to issue 118,000 shares of common stock for commitment fee, and a warrant to purchase up to 138,462 shares of common stock. As of December 31, 2024, the balance of this note was $164,483 and the shares and warrants were not issued. On January 21, 2025, the Company and investor mutually rescinded the above note and released the Company from all of its obligations. The Company returned the $160,000 to the investor on January 15, 2025. The company recognized the difference between the debt’s reacquisition price of $160,000 and net carrying amount of $180,000 and recognized $0 and $20,000 as a gain for the three and six months ended June 30, 2025.

On December 12, 2024, the Company entered into a convertible promissory note with Diagonal in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears 14% interest per annum and maturity date is December 15, 2025. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. On June 20, 2025, an aggregate of $14,850 of convertible note principal and accrued interest were converted into 380,769 shares of common stock. As of June 30, 2025 and December 31, 2024, the balance of this note was $76,592 and $80,929, respectively.

On March 26, 2025, the Company signed a convertible note with Black Ice Advisors, LLC, face value of the note is $111,111, interest at 10%. The maturity date of this note was on March 26, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to lowest trading price with a 20 day look back. The note can be prepaid within 6 months at 120% of principal and accrued interest. The net funds provided was $95,000 after deducting legal fees. On May 7, 2025, the Company made a principal payment of $100,000 on the note. As of June 30, 2025, the balance of this note was $9,924.

On May 7, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $140,250 with an original issue discount of $12,750 and closing expenses of $7,500 deducted from funding amount. The note bears an annual interest charge of 14% and maturity date was February 28, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of June 30, 2025, the balance of this note was $123,682.

On June 10, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $126,260 with an original issue discount of $19,260 and closing expenses of $7,000 deducted from funding amount. The note bears an annual interest charge of 12% and maturity date was August 15, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of June 30, 2025, the balance of this note was $101,889.

Interest expenses in connection with the convertible notes for the three and six months ended June 30, 2025 amounted to $117,404 and $202,661,   respectively.

Note 11 — Related party transactions

Purchases and accounts payable – related parties:

UniNet Global Inc. (“Uninet”), a vendor whose stockholder is Zhiyi (Jonathan) Zhang who is also one of the stockholders and management of the Company, sold certain products to Visiontech. On September 24, 2024, the Company entered into a trade payable forgiveness agreement with Visiontech, Uninet and NMI, relating to the cancellation of a portion of outstanding trade payables owed by Visiontech to Uninet. Visiontech owed Uninet a trade payable in the amount of $2,713,073 as of June 30, 2024. Pursuant to the trade payable forgiveness agreement, Uninet agreed to cancel the outstanding trade payable of $2,135,573, leaving a remaining balance of $577,500 still payable by Visiontech to Uninet. The debt forgiveness was recorded as an increase in additional paid in capital of $2,135,573 as a result of related party transaction. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with Visiontech, Uninet, and NMI, under which the remaining balance of $577,500 to be converted into 218,750 shares of common stock for Jonathan Zhang at a conversion price of $2.64 per share. As of June 30, 2025 and December 31, 2024, the outstanding accounts payable amount due to Uninet was $0 and $0.

On April 11, 2023, one of the Company’s customers and vendors, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. For the three and six months ended June 30, 2025, the purchases made from Iluminar was $0 and $58,031, respectively. For the three and six months ended June 30, 2024, the purchases made from Iluminar was $1,160 and $1,160, respectively. As of June 30, 2025 and December 31, 2024, the accounts payable amount due to Iluminar was $366,437 and $308,407, respectively.

Revenue and accounts receivable - related party:

For the three and six months ended June 30, 2025, the sales revenue from Iluminar was $58,616 and $76,038, respectively. For the three and six months ended June 30, 2024, the sales revenue from Iluminar was $588,720 and $994,098. As of June 30, 2025 and December 31, 2024, the account receivable, net from Iluminar was $580,225 and $976,449, respectively.

Prepayments - related party:

As of June 30, 2025 and December 31, 2024, the prepayments from Jonathan was $10,000 and $10,000, respectively and the prepayments from Mr Tie (James  ) Li was $2,700 and $0, respectively.

Deferred income – contract liabilities - related party:

As of June 30, 2025 and December 31, 2024, the deferred income - contract liabilities from Iluminar was $86,468 and $86,468, respectively.

Other payables — related parties

In 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fee for the Company. As of June 30, 2025 and December 31, 2024, the outstanding amount due to NMCayman was $170,000 and $170,000, respectively.

In 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. As of June 30, 2025 and December 31, 2024, the outstanding amount due to Yang Wei was $23,813 and $23,813, respectively.

In 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023, September 4, 2023, and July 1, 2024, Zhiyi (Jonathan) Zhang paid another $1,000, $557, $8,184 for normal business operating expenses, respectively. Furthermore, in 2024, Mr. Zhang contributed an additional $10,936 toward Company expenses. On October 11, 2023, the Company paid off $28,501 of the balance. In 2025, the Company paid another $3,000 of the balance. As of June 30, 2025 and December 31, 2024, the outstanding amount due to Zhiyi (Jonathan) Zhang was $17,120 and $20,120.

In September 2024, James Li paid a total amount of $30,000 of normal business operating fee for the NMCA and NMCA paid it back to James in November 2024. In 2025, James Li paid $6,300 of normal business operating fee for NMCA and NMCA paid it back in 2025, so as of June 30, 2025, the outstanding amount due to James Li was $0.

As of June 30, 2025, Nature’s Miracle Holding Inc. has an outstanding amount due to Mr. Tie (James) Li and Zhiyi (Jonathan) Zhang for $25,000 and $25,000 of board fees.

As of June 30, 2025 and December 31, 2024, accrued interest expense from related parties, were $108,963 and $103,776, respectively, which were included in other payable related parties on the Company’s balance sheets. (see Short-term loans — related parties for detail).

Short-term loans — related parties

	As of June 30, 2025	As of December 31, 2024
Zhiyi Zhang (1)	$60,000	$60,000
Tie Li (2)	35,000	185,000
NMCayman (3)	35,755	35,755
Total short-term loans – related parties	$130,755	$280,755

(1)	On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently further extended to August 15, 2024 and April 15, 2025 and finally extended to October 16, 2025. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. The loan balance as of June 30, 2025 and December 31, 2024 was $60,000 and $60,000. As of June 30, 2025 and December 31, 2024, the accrued interest of this loan was $14,459 and $12,079, respectively.

(2)	In December 2022, the Company signed two loans with Tie (James) Li, the Company’s CEO, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. The Company made $500,000 payments towards the loan on June 16, 2023 and paid each $50,000 on July 29, 2024 and January 14, 2025. The $110,000 loan was further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. The loan balance as of June 30, 2025 and December 31, 2024 was $10,000 and $60,000, respectively. The accrued interest of this loan as of June 30, 2025 and December 31, 2024 was $944 and $547, respectively.

On July 11, 2023, Lakeshore signed one loan with Tie (James) Li for a principal amount of $125,000 with 8% interest rate. This loan was required to be paid in full before November 11, 2023. On December 8, 2023, Lakeshore entered into a side letter to this loan agreement to extend the repayment to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. This loan was subsequently extended to September 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. The Company made $100,000 payments towards the loan on January 14, 2025. The loan balance as of June 30, 2025 and December 31, 2024 was $25,000 and $125,000, respectively. As of June 30, 2025, accrued interest of this loan was $3,512.

(3)

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $299,714 balance of this debt and $277,786 balance of another debt (see below) will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. As of June 30, 2025 and December 31, 2024, the loan balance was $18,556 and $18,556, respectively. As of June 30, 2025 and December 31, 2024, accrued interest of this loan was $46,916 and $46,180, respectively.

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $277,786 balance of this debt and $299,714 balance of another debt will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. As of June 30, 2025 and December 31, 2024, the loan balance was $17,199 and $17,199, respectively. As of June 30, 2025 and December 31, 2024, the accrued interest of this loan was $43,132 and $42,449, respectively.

Interest expense for short-term loan - related parties amounted to $2,608 and $18,147 for the three months ended June 30, 2025 and 2024, respectively.

Interest expense for short-term loan – related parties amounted to $5,187 and $34,203 for the six months ended June 30, 2025 and 2024, respectively.

Convertible notes — related party

On April 11, 2025, the Company signed a convertible promissory note agreement with Big Lake Capital, LLC (“Big Lake”). Big Lake is a related party controlled by Tie “James” Li, Chairman and CEO of the Company. The agreement calls for up to $2,000,000 in financing with an initial tranche of $600,000. The amount funded can be converted into shares of the Company at a conversion price equal to 110% of the end of the trading date. The rate of interest is 10%. The agreement also includes 100% warrant coverage with exercise price the same as conversion price. As of June 30, 2025, the balance of this note was $652,800.

Note 12 — Income taxes

As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three and six months ended June 30, 2025, were 0.00% and (0.05)%, respectively. The effective tax rate for the three and six months ended June 30, 2024 were 0.00% and (0.06)%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.   The Company continues to maintain a full valuation allowance against its deferred tax assets due to historical losses and uncertainty around future taxable income.

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

The shares were valued $300 per share, of which $1.0 million (3,334 shares awarded pertaining to loan guarantee for the Newtek loan) was expensed as finance expense in the Company unaudited condensed consolidated statements of operations during the year ended December 31, 2024. $660,000 was expensed in Lakeshore’s statements of operations and carried over as retained deficit after the Merger. The shares in connection with the loans have been issued during the close of the Merger.

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

Pursuant to board resolution dated November 18, 2024, the Company approved the issuance of 75,757 restricted shares of common stock, par value $0.0001 per share to PX SPAC Capital Inc. for one- year service to be provided related to business consulting and advisory. The shares shall be issued pursuant to the 2024 Incentive Plan. The fair value of the shares granted was approximately $200,000 at $2.64 per share. Stock compensation expenses for the three and six months ended June 30, 2025 amounted to $49,862 and $99,177, respectively.

For the three months ended June 30, 2025 and 2024, the Company recorded stock compensation expenses of $60,957 and $195,908, respectively. Those stock compensation expenses are included in the Company’s operating expenses.

For the six months ended June 30, 2025 and 2024, the Company recorded stock compensation expenses of $145,893 and $367,805, respectively. Those stock compensation expenses are included in the Company’s operating expenses.

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

The Company received $238,000 deposit for the SPA, but the Company has not issued the shares, the $238,000 was recorded as current liability in the Company’s balance sheet as of June 30, 2025.

Shares issued through debt-to-equity conversion

Refer to note 9 — Loans payable and note 11 — Related party transactions for detail.

Shares issued through convertible notes conversion

Refer to note 10 — Convertible notes for detail.

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

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
			US$
December 31, 2024	1,631,025	1,631,025	$28.21	3.94
Adjustment	1,039,258	1,039,258	$0.47	4.37
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	(1,839,023)	(1,839,023)	$0.47	-
March 31, 2025	831,260	831,260	$52.09	4.47
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
June 30, 2025	831,260	831,260	$52.09	4.22

Note 14 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of June 30, 2025 and December 31, 2024, $8,498 and $414,938, respectively, were deposited with various major financial institutions in the United States. The amount in excess of the FDIC insurance was $0 as of June 30, 2025 and December 31, 2024.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the three and six months ended June 30, 2025 and during the three and six months ended June 30, 2024, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 11— Related party transactions.

	For the Three Months ended June 30, 2025	For the Six Months ended June 30, 2025	As of June 30, 2025
	Percentage of Revenue	Percentage of Revenue	Percentage of Account Receivable
Customer A	<10%	<10%	31%
Customer C	15%	34%	<10%
Customer K	<10%	<10%	11%
Customer L	<10%	10%	<10%
Iluminar	16%	<10%	29%

	For the Three Month ended June 30, 2024	For the Six months ended June 30, 2024	As of December 31, 2024
	Percentage of Revenue	Percentage of Revenue	Percentage of Account Receivable
Customer A	39%	24%	31%
Customer C	15%	11%	<10%
Iluminar	17%	18%	35%

During the three and six months ended June 30, 2024 and during the three and six months ended June 30, 2024, the major vendors of the Company are as below. Both Megaphoton and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 11— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the Three Months ended June 30, 2025	For the Six months ended June 30, 2025	As of June 30, 2025
	Percentage of Purchase	Percentage of Purchase	Percentage of Account Payable
Vendor A	<10%	<10%	11%
Vendor E	<10%	54%	<10%
Vendor F	100%	<10%	<10%
Iluminar	<10%	42%	<10%
Megaphoton Inc.	<10%	<10%	54%

	For the Three Months ended June 30, 2024	For the Six Months ended June 30, 2024	As of December 31, 2024
	Percentage of Purchase	Percentage of Purchase	Percentage of Account Payable
Vendor A	29%	48%	20%
Vendor C	57%	38%	13%
Megaphoton Inc.	<10%	<10%	49%
Uninet Global Inc.	<10%	<10%	<10%

Note 15 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicles, offices and warehouses space in California, Pennsylvania and Texas. $271,480 and $470,716 of operating lease right-of-use assets and $272,864 and $467,982 of operating lease liabilities were reflected on the June 30, 2025 and December 31, 2024 financial statements, respectively.

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

As of June 30, 2025 and December 31, 2024, the weighted-average remaining operating lease term of its existing leases is approximately 2.25 and 2.04 years, respectively. As of June 30, 2025 and December 31, 2024, the average discount rate of its existing leases is approximately 7.34% and 7.14%, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Lease cost	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$90,655	$105,195	$212,600	$241,745
Other information
Cash paid for amounts included in the measurement of lease liabilities	28,424	126,013	54,911	253,572

The supplemental balance sheet information related to leases for the period is as follows:

	As of June 30, 2025	As of December 31, 2024
Operating leases
Right of use asset	271,480	470,716
Lease Liability – current portion	128,254	262,380
Lease Liability – net of current portion	144,610	205,602
Total operating lease liabilities	$272,864	$467,982

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended June 30,	Operating Lease
2026	$143,664
2027	119,304
2028	28,834
2029	4,806
Less: Imputed interest/present value discount	(23,744)
Present value of lease liabilities	$272,864

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

On October 22, 2024, Growterra, LLC (“Growterra”) filed a complaint against the Company and the Company’s chief executive officer in the Court of Common Pleas, Hamilton County, Ohio, alleging that it purchased lighting products from the Company, under which the Company would provide Growterra software, IP, and design documentation related to hydroponic containers and identify Growterra as an additional insured on the Company’s product liability insurance. Growterra alleges the Company failed to perform these obligations. Growterra is alleging breach of contract, fraud, and misappropriation of trade secrets as well as related causes of action. Growterra does not state an amount of damages but is also seeking rescission. The Company has been negotiating with Growterra and feels it can defend itself successfully. The Company has filed a motion to compel discovery responses against Growterra LLC due to their failure to produce documents in discovery. In response, Growterra filed a partial motion for summary judgment on liability only, arguing they should not have to comply with their discovery obligations. The Company has argued to the court that Growterra must respond to discovery before any other motions are heard. The Company is awaiting the Court's decision.

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

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is segment profit or loss, as reported on the statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$484,009	$3,404,967	$1,590,828	$5,609,687
Less:
Cost of revenues	455,051	2,952,747	1,386,570	4,845,150
Operating expenses:
Salary and benefits expenses	285,748	536,751	671,551	975,951
Professional fees	225,084	615,572	760,206	932,139
Stock-based compensation	60,957	195,908	143,494	367,805
Other selling, general and administrative	453,836	374,484	763,485	751,639
Provision for credit losses	155,985	14,176	179,267	24,391
Other expenses (income):
Interest expense, net	606,326	486,586	1,503,343	788,975
Non cash finance expense	-	-	-	1,000,000
Gain on loan extinguishment	-	-	(40,000)	-
Other segment expense (income)	11,960	(3,738)	11,960	(3,738)
Income taxes	-	800	1,700	2,500
Net loss	$(1,770,937)	$(1,768,319)	$(3,790,748)	$(4,075,125)

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

On July 10, 2025, the Company entered into a convertible redeemable note with Lender 1, a Florida limited liability company for an aggregate principal amount of $120,000 with an original issue discount of $12,000 and legal fees of $4,000 charged to the principal. The note matures on July 10, 2026. The note bears interest of 6% per annum, has convertibility features into 60% of the average of the lowest trading price for the proceeding 15 days prior to conversion.

On July 16, 2025, Funders App LLC dba Tenthly, a lender to the Company (“Factor K”) filed a complaint in Court in Monroe County, New York referring to an outstanding balance of $100,588 after payments of $46,551 on its loan agreement with the Company, dated February 11, 2025 (Refer to Note 9 for detail). The total claimed amount is $129,463 plus interest from June 30, 2025 and attorney fees. On July 22, 2025, Factor K and the Company entered into a Stipulation of Settlement Agreement pursuant to which each party agreed to a settlement amount and remittance schedule that commenced July 23, 2025. In the event of default on payments, Factor K may file a default judgement for the sum of $129,463 less remittances pursuant to the Stipulation of Settlement Agreement.

On July 23, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $97,350 with an original issue discount of $14,850 and closing expenses of $7,500 deducted from funding amount. The note bears an annual interest charge of 14% and maturity date was April 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price.

On July 24, 2025, the Company entered into debt-to-equity conversion agreements with Tie (James) Li, Zhiyi (Jonathan) Zhang, George Yutuc, and Peng Zhang. Pursuant to the Agreements, wages and salaries owed and unpaid to James Li, Jonathan Zhang, and George Yutuc were converted into shares of common stock of the Company based on the trading price of $0.1305, the price at the end of the signing date of the Agreements.

Pursuant to the agreement with Mr. Tie (James) Li, the parties agreed that his unpaid wages and salaries through July 23, 2025, or $673,476, be converted into 5,160,739 shares of common stock of the Company.

Pursuant to the agreement with Jonathan Zhang, the parties agreed that his unpaid wages and salaries through July 23, 2025, or $406,691, be converted into 3,111,408 shares of common stock of the Company.

Pursuant to the agreement with George Yutuc, the parties agreed that 50% of his wages and salaries from February 2025 to June 30, 2025, or $52,083, be converted into 399,106 shares of common stock of the Company.

Pursuant to the Agreement with Mr. Peng Zhang, debt owed on a note issued to Mr. Peng Zhang by the Company in an outstanding amount of $560,000 was converted into 4,291,188 shares of common stock of the Company based on the trading price of $0.1305, the price at the end of the signing date of the agreement.

On July 25, 2025, the Company entered into the Amended Equity Financing Agreement (the “Amended EPFA”) with GHS Investments, LLC, a Nevada limited liability company (the “Investor”), which amends and supersedes the previously disclosed Equity Financing Agreement (“EPFA”), dated as of May 6, 2025, by and between the Company and the Investor, in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), for a period of 24 months from the effective date of the registration statement (the “Registration Statement”) registering the shares of Common Stock relating to the EPFA (the “Term”), or July 15, 2027. During the Term, the Company has the right, but not the obligation, from time to time at its sole discretion, to direct Investor, by delivery of an irrevocable written notice (“Purchase Notice”) to purchase shares of our Common Stock (each a “Purchase”). The maximum dollar amount of each Purchase will not exceed two hundred percent (200%) of the average daily trading dollar volume for the Common Stock during the ten (10) consecutive trading days preceding the Purchase Notice. Prior to the Amended EPFA, no Purchase would be made in an amount equaling less than ten thousand dollars ($10,000) or greater than five hundred thousand dollars ($500,000). The parties entered into the Amended EPFA solely to increase such Purchase amount from $500,000 to $2,000,000.

On July 30, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $90,200 with an original issue discount of $8,200 and closing expenses of $7,000 deducted from funding amount. The note bears an annual interest charge of 14% and maturity date was May 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price.

On July 30, 2025, the Company entered into a loan agreement with Lender 2, a Delaware limited partnership for an aggregate principal amount of $230,000 with an original issue discount of $30,000 and legal fees of $4,250 charged to the principal. The note matures 12 months following the issue date. The note bears interest of 14% per annum, has convertibility features into 75% of the lowest trading price of NMHI common stock the preceding 10 days on the date of conversion notice.

On July 31, 2025, Webfunder LLC (“Factor I”) filed a Settlement Agreement for Stay of Prosecution in the Seventeenth Judicial Court in Broward County, Florida, pursuant to which both parties agreed to a new payment schedule from August 5, 2025 to December 9, 2025 for a total amount of $186,572. The original loan referred to in this Settlement Agreement for Stay of Prosecution was a standard merchant cash advance settlement agreement dated December 12, 2024 (Refer to Note 9 for detail). There are remedies and other protective language for Factor I in the event of non-performance.

On August 1, 2025, the Company and Wave Advance, Inc. (“Factor L”) signed a Settlement Agreement that required payments from August 5 to October 27, 2025, for an aggregate amount of $201,170. The original loan referred to in this Settlement Agreement was a Standard Merchant   Cash Advance Settlement Agreement dated February 25, 2025 (Refer to Note 9 for detail). There are remedies and other protection language for the Lender in the event of non-performance.

On August 4, 2025, the Company entered into a convertible promissory note with Lender 3, a Florida limited liability company for an aggregate principal amount of $82,500 with an original issue discount of $7,250 and legal fees of $3,250 charged to the principal. The note matures 12 months following the issue date. The note bears interest of 8% per annum, has convertibility features into 65% of the average of the three lowest trading price for the proceeding 10 days prior to conversion.

On August 4, 2025, the Company entered into a securities purchase agreement with Lender 4, a Puerto Rico limited liability company, pursuant to which it issued a series of four 8% convertible redeemable notes, each with an aggregate principal amount of $37,500 and an original issue discount of $3,750. Legal fees of $3,000 were charged to the principal of the first note, while legal fees of $1,500 were charged to the principal of each of the remaining three notes. The first note, issued on August 4, 2025, matures on August 4, 2026, bears interest at 8% per annum, and is convertible into common shares at 60% of the lowest trading prices during the 15 trading days preceding the conversion date.

On August 5, 2025 the Company entered into a securities purchase agreement with Lender 5, a Delaware limited liability company, pursuant to which the Company sold, and Lender 4 purchased, (i) a convertible promissory note in the principal amount of $172,500, and (ii) 200,000 shares of Class A common stock, par value $0.0001, of the Company, for an aggregate purchase price of $150,000. The note matures 12 months following the issue date, bears interest of 10% per annum and has convertibility features into 75% of the lowest trading price of common shares of the Company’s the last 10 preceding days on the date of conversion notice.

On August 6, 2025, the Company entered into a Standstill Agreement with MaximCash Solutions LLC (“MaximCash”). A complaint was previously filed on July 8, 2025 by MaximCash against the Company in the Third Judicial Court of Utah pertaining to the loan agreement dated December 30, 2024 (the “MaximCash Loan”), as a result of a failure to make the required repayment pursuant to the MaximCash Loan agreement. The claimed amount was $230,738 plus daily interest and attorney fees. On August 7, the Company wired $61,720 to MaximCash as partial payment.

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

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2025 and 2024

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months Ended June 30,			Percentage
	2025	2024	Change	Change
Revenues	484,009	3,404,967	(2,920,958)	(85.8)%
Cost of revenues	455,051	2,952,747	(2,497,696)	(84.6)%
Gross profit	28,958	452,220	(423,262)	(93.6)%
Selling, general and administrative expenses	1,025,625	1,722,715	(697,090)	(40.5)%
Provision for credit losses	155,984	14,176	141,808	1,000.3%
Loss from operation	(1,152,651)	(1,284,671)	132,020	(10.3)%
Total other expense, net	(618,286)	(482,848)	(135,438)	28.0%
Loss before income taxes	(1,770,937)	(1,767,519)	(3,418)	(0.2)%
Total provision for income taxes	-	800	(800)	(100)%
Net Loss	(1,770,937)	(1,768,319)	(2,618)	(0.1)%
Gross profit % of revenues	6.0%	13.3%
Net Income % of revenues	(365.9)%	(51.9)%

Revenue

Revenue for the three months ended June 30, 2025 decreased by 85.8% to $484,009 as compared to $3,404,967 for the three months ended June 30, 2024. Revenue declined due to cash constraints that restricted inventory purchases; as we were mainly selling our inventory on hand. The Company is seeking additional financing in Q3 to replenish inventory, and management expects the revenue situation to improve once inventory levels are restored.

For the three months ended June 30, 2025 and 2024, we had 35 and 52 customers, respectively. Average revenue per customer for the three months ended June 30, 2025 and 2024 were $13,829 and $65,480, respectively. Our revenue from top 5 customers for the three months ended June 30, 2025 was $292,832 compared to $2,730,720 for the three months ended June 30, 2024, representing a decrease of 89.3%. The lower average sale and decreased revenue from top 5 customer are reflective the impact of limited inventory availability.

Costs of Revenue

Costs of revenue for the three months ended June 30, 2025 decreased 84.6% to $455,051 as compared to $2,952,747 for the three months ended June 30, 2024. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to limited inventory availability.

Gross Profit

Gross profit was $28,958 for the three months ended June 30, 2025 and $452,220 for the three months ended June 30, 2024, respectively. The gross margin for the three months ended June 30, 2025 decrease to 6.0% from 13.3% for the three months ended June 30, 2024. The decrease in gross margin was primarily driven by the sale of existing inventory, which carried lower margins.

Operating expenses

Operating expenses for the three months ended June 30, 2025 decreased 32.0% to $1,181,609 as compared to $1,736,891 for the three months ended June 30, 2024. The decrease was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 decreased 40.5% to $1,025,625 as compared to $1,722,715 for the three months ended June 30, 2024. The decrease was mainly due to decrease Company’s stock compensation expenses of $134,950 as a result of completion of vesting periods of certain employees; decrease in professional fees of $390,489, mainly related to lower spending on public relations and SEC filing activities; and a decrease in payroll expenses of $251,003 resulting from a reduced headcount.

Provision for credit losses

Provision for credit losses for the three months ended June 30, 2025 increased 1,000.3% to $155,984 as compared to $14,176 for the three months ended June 30, 2024. The increase was primarily due to higher estimated credit risk associated with outstanding receivables during the period.

Other Expenses

Other expenses primarily consist of net interest expense and other finance expense related to our loans. Other expenses for the three months ended June 30, 2025 was $618,286 as compared to other expense of $482,848 for the three months ended June 30, 2024. The increase was mainly due to the increase in interest expenses of $119,740.

Interest expense for the three months ended of June 30, 2025 and 2024 were $606,326 and $486,586, respectively; increased as a result of multiple convertible notes and high interest loans in 2025. The convertible notes and convertible notes – related party borrowing increased was approximately $878,000 and $0, respectively. As of June 30, 2025 and 2024, the short-term loan balances were approximately $2.5 million and $2.9 million, respectively. For the three months ended June 30, 2024, 66.1% of the loans were from third-party lenders with interest rates ranging from 8.0% to 12.0%, while the remaining loans were receivables factoring loans with significantly higher interest rates ranging from 66.4% to 100.0%. In contrast, for the three months ended June 30, 2025, 35.7% of the loans were from third-party lenders at 8.0% to 22.6%, with the remainder consisting of receivables factoring loans bearing interest rates between 84.0% and 97.0%. The increase in higher-rate factoring loans in the current year and the increase in overall loan balances contributed to the rise in interest expense.

Other expenses for the three months ended of June 30, 2025 was $11,960 and other income for the three months ended of June 30, 2024 was $3,738. The change was primarily due to a decrease in credit card cash rewards received during the period.

Income Tax Expense

Our income tax expense was amounted to $0 and $800 for the three months June 30, 2025 and 2024, respectively.

The effective tax rate for the three months ended June 30, 2025 and 2024 were (0.0)% and (0.1)%. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the three months ended June 30, 2025 was $1,770,937 as compared to net loss of $1,768,319 for the three months ended June 30, 2024, representing an increase of $2,618. The increase was primarily due to decrease of gross profit and increase of other expenses.

For the Six Months ended June 30, 2025 and 2024

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Six Months Ended June 30,			Percentage
	2025	2024	Change	Change
Revenues	1,590,828	5,609,687	(4,018,859)	(71.6)%
Cost of revenues	1,386,570	4,845,150	(3,458,580)	(71.4)%
Gross profit	204,258	764,537	(560,279)	(73.3)%
Selling, general and administrative expenses	2,338,736	3,027,534	(688,798)	(22.8)%
Provision for credit losses	179,267	24,391	154,876	635.0%
Loss from operation	(2,313,745)	(2,287,388)	(26,358)	(1.2)%
Total other expense, net	(1,475,303)	(1,785,237)	309,934	(17.4)%
Loss before income taxes	(3,789,048)	(4,072,625)	283,577	(7.0)%
Total provision for income taxes	1,700	2,500	(800)	(32.0)%
Net Loss	(3,790,748)	(4,075,125)	284,377	(7.0)%
Gross profit % of revenues	12.8%	13.6%
Net Income % of revenues	(238.3)%	(72.6)%

Revenue

Revenue for the six months ended June 30, 2025 decreased 71.6% to $1,590,828 as compared to $5,609,687 for the six months ended June 30, 2024. Revenue declined due to cash constraints that restricted inventory purchases; as we were mainly selling our inventory on hand. The Company is seeking additional financing in Q3 to replenish inventory, and management expects the revenue situation to improve once inventory levels are restored.

For the six months ended June 30, 2025 and 2024, we had 59 and 90 customers, respectively. Average revenue per customer for the six months ended June 30, 2025 and 2024 were $26,963 and $62,330, respectively. Our revenue from top 5 customers for the six months ended June 30, 2025 was $951,955 compared to $3,506,906 for the six months ended June 30, 2024, representing a decrease of 72.9%. The lower average sale and decreased revenue from top 5 customer are reflective the impact of limited inventory availability.

Costs of Revenue

Costs of revenue for the six months ended June 30, 2025 decreased 71.4% to $1,386,570 as compared to $4,845,150 for the six months ended June 30, 2024. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to limited inventory availability.

Gross Profit

Gross profit was $204,258 for the six months ended June 30, 2025 and $764,537 for the six months ended June 30, 2024, respectively. The gross margin for the six months ended June 30, 2025 decrease to 12.8% from 13.6% for the six months ended June 30, 2024. The decrease in gross margin was primarily driven by the sale of existing inventory, which carried lower margins.

Operating expenses

Operating expenses for the six months ended June 30, 2025 decreased 17.5% to $2,518,003 as compared to $3,051,925 for the six months ended June 30, 2024. The decrease was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 decreased 22.8% to $2,338,736 as compared to $3,027,534 for the six months ended June 30, 2024. The decrease was mainly due to decrease Company’s stock compensation expenses of $224,310 as a result of completion of vesting periods of certain employees; decrease in professional fees of $171,934, mainly related to lower spending on public relations and SEC filing activities; and a decrease in payroll expenses of $304,399 resulting from a reduced headcount.

Provision for credit losses

Provision for credit losses for the six months ended June 30, 2025 increased 635.0% to $179,267 as compared to $24,391 for the six months ended June 30, 2024. The increase was primarily due to higher estimated credit risk associated with outstanding receivables during the period.

Other Expenses

Other expenses primarily consist of net interest expense and other finance expense related to our loans. Other expenses for the six months ended June 30, 2025 was $1,475,303 as compared to other expense of $1,785,237 for the six months ended June 30, 2024. The decrease was mainly due to the decrease in non cash finance expense of $1,000,000, offset by the increase of interest expenses of $714,368.

Interest expense for the six months ended of June 30, 2025 and 2024 were $1,503,343 and $788,975, respectively; increased as a result of multiple convertible notes and high interest loans in 2025. The convertible notes and convertible notes – related party borrowing increased was approximately $997,000 and $0, respectively. As of June 30, 2025 and 2024, the short-term loan balances were approximately $2.5 million and $2.9 million, respectively. For the six months ended June 30, 2024, 66.1% of the loans were from third-party lenders with interest rates ranging from 8.0% to 12.0%, while the remaining loans were receivables factoring loans with significantly higher interest rates ranging from 66.4% to 100.0%. In contrast, for the six months ended June 30, 2025, 35.7% of the loans were from third-party lenders at 8.0% to 22.6%, with the remainder consisting of receivables factoring loans bearing interest rates between 84.0% and 97.0%. The increase in higher-rate factoring loans in the current year and the increase in overall loan balances contributed to the rise in interest expense.

Non-cash finance expense for the six months ended of June 30, 2025 and 2024 were $0 and $1,000,000, respectively. This decrease is primarily due to the expensing of 3,334 shares of common stock issued under a Letter Agreement dated November 15, 2023, in connection with the merger. These shares, valued at approximately $1.0 million, were issued to Tie (James) Li and Zhiyi Zhang for their guarantees related to the repayment of the Newtek Loan, which had a principal amount of $3,700,000. The value of the shares was expensed as non-cash finance expenses upon the completion of the merger in 2024.

Other expenses for the six months ended of June 30, 2025 was $11,960 and other income for the six months ended of June 30, 2024 was $3,738. The change was primarily due to a decrease in credit card cash rewards received during the period.

Income Tax Expense

Our income tax expense was amounted to $1,700 and $2,500 for the six months June 30, 2025 and 2024, respectively.

The effective tax rate for the six months ended June 30, 2025 and 2024 were (0.0)% and (0.1)%. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the six months ended June 30, 2025 was $3,790,748 as compared to net loss of $4,075,125 for the six months ended June 30, 2024, representing a decrease of $284,377. The decrease was primarily due to decrease of selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of June 30, 2025, we had $9,511 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $17.5 million as of June 30, 2025.

Subsequent to June 30, 2025, the Company obtained approximately $0.6 million proceed from convertible notes for liquidity. See note 18 for further details.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. For the three months ended June 30, 2025 and 2024, and for the six months ended June 30, 2025 and 2024 we incurred substantial losses as shown in the financial statement section. Our actual revenue for the three months ended June 30, 2025 and 2024 was approximately $0.5 million and $3.4 million, respectively. Our actual revenue for the six months ended June 30, 2025 and 2024 was approximately $1.6 million and $5.6 million, respectively. Such volume and relatively low gross profit margins are not enough to support high administrative costs relating to our going public and expenses as a public company. We have raised equity capital twice in 2024 but utilized most proceeds towards repayment of debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

●	financial support from our related parties and shareholders;

●	other available sources of financing from banks and other financial institutions;

●	equity financing through capital market

We have a $20 million equity financing program (“ELOC”) with GHS Investment and this was declared effective by SEC. The Company can draw on this facility for its working capital needs and others.

The Company has access to investors who are providing convertible note financing for public companies and we have been utilizing the convertible note for part of our financing needs.

Our shareholder also offers support for the Company. Big Lake Capital, LLC, a related party controlled by Tie Li (our Chairman and CEO) entered into a $2 million Convertible Promissory Note on April 11, 2025 with the initial tranche of $600,000. The Company may borrow up to an additional amount of $1,342,428 under the note.

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

Cash Flows

The following tables set forth our selected consolidated cash flow data for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
	US$	US$
Net cash used in operating activities	(909,024)	(1,742,515)
Net cash used in investing activities	(721,000)	(40,000)
Net cash provided by financing activities	1,219,144	1,591,323
Effect of exchange rate changes	260	(36)
Net change in cash	(410,620)	(191,228)
Cash and cash equivalents, at the beginning of period	420,131	221,760
Cash and cash equivalents, at the end of period	9,511	30,532

Operating Activities

Net cash used in operating activities was approximately $0.9 million for the six months ended June 30, 2025, which was mainly due to our net loss of approximately $3.8 million with non-cash items, including depreciation expense, provision for credit losses, amortization of debt issuance cost, stock compensation expense, and amortization of operating right-of-use asset of approximately $0.7 million. Our cash outflow is mainly due to decrease in accounts payable of approximately $1.1 million due to decrease in our purchase from vendor. Our cash outflow is offset by cash inflow of approximately $1.1 million of inventory due to sold more on hand inventory, increase from other payable and accrued liabilities of approximately $1.5 million accrued professional fees and accrued interest on short term loans, long term loans and convertible notes. Additionally, approximately $0.6 million decreased in accounts receivable as our sales decreased.

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

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities amount to $721,000 which was primarily for deposit from investment of Future Tech.

For the six months ended June 30, 2024, net cash used in investing activities amount to approximately $40,000 which was for loan to Lakeshore of $40,000 prior to the Merger.

Financing Activities

Net cash provided by financing activities was approximately $1.2 million for the six months ended June 30, 2025. The increase in net cash provided was primarily a result of net proceeds from shares subscription paid in advance of approximately $0.2 million, net proceeds from exercise of warrants of approximately $0.9 million, net proceeds from short-term loan from third parties of approximately $0.4 million, net proceeds from convertible notes borrowing of approximately $0.1 million offset by repayments on short-term loan from third parties of approximately $0.6 million, repayments on convertible notes of approximately $0.4 million, repayments on short-term loan from related parties of approximately $0.2 million.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2025, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; and (viii) a lack of controls over income tax. We plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. generally accepted accounting principles (“GAAP”) and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, and strengthening corporate governance.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended June 30, 2025 except as described below.

On July 16, 2025, Funders App LLC dba Tenthly, a lender to the Company (“Factor K”) filed a complaint in Court in Monroe County, New York referring to an outstanding balance of $100,588 after payments of $46,551 on its loan agreement with the Company, dated February 11, 2025. The total claimed amount is $129,463 plus interest from June 30, 2025 and attorney fees. On July 22, 2025, Factor K and the Company entered into a Stipulation of Settlement Agreement pursuant to which each party agreed to a settlement amount and remittance schedule that commenced July 23, 2025. In the event of default on payments, Factor K may file a default judgement for the sum of $129,463.45 less remittances pursuant to the Stipulation of Settlement Agreement.

On July 31, 2025, Webfunder LLC (“Factor I”) filed a Settlement Agreement for Stay of Prosecution in the Seventeenth Judicial Court in Broward County, Florida, pursuant to which both parties agreed to a new payment schedule from August 5, 2025 to December 9, 2025 for a total amount of $186,572. The original loan referred to in this Settlement Agreement for Stay of Prosecution was a standard merchant cash advance settlement agreement dated December 12, 2024 (Refer to Note 9 for detail). There are remedies and other protective language for Factor I in the event of non-performance.

On August 1, 2025, the Company and Wave Advance, Inc. (“Factor L”) entered into a Settlement Agreement and Mutual Release that requires payments from August 5 to October 27, 2025, for an aggregate amount of $201,170. The original loan referred to in this Settlement Agreement was a Standard Merchant Cash Advance Settlement Agreement dated February 2, 2025 (Refer to Note 9 for detail). There are remedies and other protective language for Factor L in the event of non-performance.

On August 6, 2025, the Company entered into a Standstill Agreement with MaximCash Solutions LLC (“MaximCash”). A complaint was previously filed on July 8, 2025 by MaximCash against the Company in the Third Judicial Court of Utah pertaining to the loan agreement dated December 30, 2024 (the “MaximCash Loan”), as a result of a failure to make the required repayment pursuant to the MaximCash Loan agreement. The claimed amount was $230,738 plus daily interest and attorney fees. On August 7, the Company wired $61,720 to MaximCash as partial payment.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our final prospectus, dated July 15, 2025, filed with the SEC on July 17, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

On April 11, 2025, the Company signed a convertible promissory note agreement with Big Lake Capital, LLC (“Big Lake” or “Investor”). Big Lake is a related party controlled by Tie “James” Li, Chairman and CEO of the Company. The agreement provides for up to $2,000,000 in financing with an initial tranche of $600,000. The amount funded can be converted into shares of the Company at a conversion price equal to 110% of the end of the trading date. The rate of interest is 10%. The agreement also includes 100% warrant coverage with exercise price the same as conversion price. No underwriting discounts or commissions were paid with respect to such sale.

On May 7, 2025, the Company entered into the equity financing agreement (or the “EPFA”), with GHS Investments, LLC, a Nevada limited liability company (the “Investor”), in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), pursuant to the EPFA, dated as of May 6, 2025, for a period of 24 months from the effective date the registration statement (the “Registration Statement”) registering the shares of Common Stock relating to the EPFA (the “Term”). The Registration Statement became effective on July 15, 2025. Sales of the Common Stock to the Investor under the EPFA, and the timing of any sales, will be determined by us from time to time in our sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of our Common Stock and determinations by us regarding the use of proceeds from any sale of such Common Stock. As consideration for entering into the EPFA, the Company issued 150,000 shares out of 1,503,759 shares of Common Stock to the Investor (the “Commitment Shares”) (representing one percent (1%) of the total Commitment Amount) upon signing of the EPFA. Subject to the terms and conditions of the EPFA, the Company may deliver a put notice to the Investor which states the dollar amount which the Company intends to sell to the Investor on a closing date. The purchase price of the put shall be eighty percent (80%) percent of the market price of the Common Stock. Following an up-list to the Nasdaq or another national exchange, the purchase price shall be ninety percent (90%) of the lowest volume weighted average price during the ten (10) consecutive trading days preceding the relevant put notice date, subject to a floor price of $0.05 per share. During the three months ended June 30, 2025, the Company issued no shares of Common Stock to the Investor under its equity line of credit.

On May 7, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) where the Company sold to the Investor 250 shares of Series A Preferred Stock, $0.0001 par value per share (the “Series A Shares”) at a purchase price of $1,000 per Series A Share for an aggregate purchase price of $250,000. The Series A Shares have a face value of $1,200 per share, and are convertible into shares of Common Stock at a conversion price of $0.112 in accordance with the certificate of designations to be filed with the State of Delaware. No underwriting discounts or commissions were paid with respect to such sale.

On May 7, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $140,250 with an original issue discount of $12,750 and closing expenses of $7,500 deducted from funding amount. The note bears an annual interest charge of 14% and maturity date was February 28, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. No underwriting discounts or commissions were paid with respect to such sale.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.1	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2025
10.1	Convertible Promissory Note dated April 11, 2025 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on April 16, 2025)
10.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on April 16, 2025)
10.3	Equity Purchase Finance Agreement dated May 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2025
10.4	Securities Purchase Agreement dated May 6, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2025
10.5	Registration Rights Agreement dated May 6, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2025
10.6	Stipulation of Settlement Agreement, dated July 22, 2025, between the Company and Funders App LLC dba Tenthly.
10.7	Settlement Agreement for Stay of Prosecution, dated July 31, 2025, between the Company and Webfunder LLC.
10.8	Settlement Agreement and Mutual Release, dated August 1, 2025, between the Company and Wave Advance, Inc.
10.9	Standstill Agreement, dated August 6, 2025, between the Company and MaximCash Solutions LLC.
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S MIRACLE HOLDING INC.

Dated: August 14, 2025	/s/ Tie (James) Li
Tie (James) Li
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2025	/s/ George Yutuc
George Yutuc
Chief Financial Officer (Principal Financial and Accounting Officer)