Form 10-Q
period 2025-09-30
Nature's Miracle Holding Inc.
filed 2025-11-14
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 14, 2025, the registrant had a total of 23,720,724 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,450	$420,131
Accounts receivable, net	1,221,142	1,829,044
Accounts receivable - related parties, net	517,904	976,449
Inventories, net	639,417	1,778,583
Prepayments and other current assets	149,691	151,431
Prepayments - related parties	21,662	10,000
Total Current Assets	2,611,266	5,165,638

NON-CURRENT ASSETS
Deposits	977,720	428,633
Right-of-use assets, net	334,675	470,716
Cost method investment	1,000,000	1,000,000
Property and equipment, net	17,131,049	4,246,832
Total Non-Current Assets	19,443,444	6,146,181
Total Assets	$22,054,710	$11,311,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$2,530,412	$2,668,604
Short-term loans - related parties	60,000	280,755
Current portion of long-term debts	381,270	301,076
Convertible notes	1,536,477	987,639
Convertible notes - related party	504,315	-
Accounts payable	9,330,634	10,389,978
Accounts payable - related parties	366,437	308,407
Other payables and accrued liabilities	5,463,016	3,467,637
Other payables - related parties	416,489	367,709
Operating lease liabilities - current	165,450	262,380
Commitment shares to be issued	202,280	-
Tax accrual	478,635	501,374
Deferred income - Contract liabilities	72,429	144,790
Deferred income - Contract liabilities - related party	86,468	86,468
Total Current Liabilities	21,594,312	19,766,817

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,435,968	5,678,550
Operating lease liabilities, net of current portion	155,755	205,602
Long-term convertible notes - related party	3,000,000	-
Total Non-Current Liabilities	8,591,723	5,884,152

Total Liabilities	30,186,035	25,650,969

COMMITMENTS AND CONTINGENCIES

Redeemable convertible preferred stock ($0.0001 par value, 800 and nil issued and outstanding at September 30, 2025 and December 31, 2024, respectively), at redemption value	813,605	-

SHAREHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 1,000,000 shares authorized, 14,500 and nil shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	1	-

Common stock ($0.0001 par value,100,000,000 shares authorized,13,453,190 and 2,445,364 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)*	1,347	246
Additional paid-in capital	21,766,220	10,396,274
Accumulated deficit	(30,711,831)	(24,734,689)
Accumulated other comprehensive loss	(667)	(981)
Total Stockholders’ Deficit	(8,944,930)	(14,339,150)

Total Liabilities and Stockholders’ Deficit	$22,054,710	$11,311,819

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE (including related party revenue of nil and $1,135,628 for the three months ended September 30, 2025 and 2024; $76,038 and $2,129,726 for the nine months ended September 30, 2025 and 2024)	$72,377	$3,052,727	$1,663,205	$8,662,414

COST OF REVENUE	71,951	2,824,614	1,458,521	7,669,764

GROSS PROFIT	426	228,113	204,684	992,650

OPERATING EXPENSES:
Selling, general and administrative	1,205,125	2,186,953	3,543,861	5,214,487
Provision for credit losses	126,824	36,597	306,091	60,988
Total operating expenses	1,331,949	2,223,550	3,849,952	5,275,475

LOSS FROM OPERATIONS	(1,331,523)	(1,995,437)	(3,645,268)	(4,282,825)

OTHER INCOME (EXPENSE)
Interest expense, net	(559,140)	(738,468)	(2,062,483)	(1,527,443)
Non cash finance expense	(200,000)	-	(200,000)	(1,000,000)
Loss on loan extinguishment	(90,062)	(15,131)	(50,062)	(15,131)
Change in fair value of commitment shares to be issued	(2,280)	-	(2,280)	-
Other income (expense)	12,216	(1,300)	256	2,438
Total other expense, net	(839,266)	(754,899)	(2,314,569)	(2,540,136)

LOSS BEFORE INCOME TAXES	(2,170,789)	(2,750,336)	(5,959,837)	(6,822,961)

PROVISION FOR INCOME TAXES	-	-	1,700	2,500

NET LOSS	$(2,170,789)	$(2,750,336)	$(5,961,537)	$(6,825,461)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(135)	(35)	259	(68)
COMPREHENSIVE LOSS	$(2,170,924)	$(2,750,371)	$(5,961,278)	$(6,825,529)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	11,264,018	1,008,037	7,306,585	887,420

LOSS PER SHARE
Basic and diluted	$(0.19)	$(2.73)	$(0.82)	$(7.69)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2024	-	$-	2,445,364	$246	$10,396,274	$(24,734,689)	$(981)	$(14,339,150)
Stock compensation expense	-	-	84,091	8	84,928	-	-	84,936
Shares to be issued for stock compensation	-	-	(834)	-	-	-	-	-
Shares issued through warrants exercises	-	-	1,839,023	184	865,239	-	-	865,423
Shares issued through debt-to-equity conversion	-	-	568,182	57	(57)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	394	394
Net loss	-	-	-	-	-	(2,019,811)	-	(2,019,811)
BALANCE, March 31, 2025 (Unaudited)	-	$-	4,935,826	$495	$11,346,384	$(26,754,500)	$(587)	$(15,408,208)
Stock compensation expense	-	-	-	-	60,957	-	-	60,957
Shares issued through convertible notes conversion	-	-	2,576,943	258	147,617	-	-	147,875
Foreign currency translation adjustments	-	-	-	-	-	-	(135)	(135)
Net loss	-	-	-	-	-	(1,770,937)	-	(1,770,937)
BALANCE, June 30, 2025 (Unaudited)	-	$-	7,512,769	$753	$11,554,958	$(28,525,437)	$(722)	$(16,970,448)
Preferred stock issued for asset acquisition	14,500	1	-	-	9,795,483	-	-	9,795,484
Stock compensation expense	-	-	439,833	44	84,102	-	-	84,146
Shares issued through convertible notes conversion	-	-	3,867,938	387	109,200	-	-	109,587
Shares issued under equity line of credit	-	-	1,432,650	143	145,666	-	-	145,809
Shares issued for purchase of convertible note	-	-	200,000	20	76,811	-	-	76,831
Foreign currency translation adjustments	-	-	-	-	-	-	55	55
Cumulative dividend for Series A and D preferred stock	-	-	-	-	-	(15,605)	-	(15,605)
Net loss	-	-	-	-	-	(2,170,789)	-	(2,170,789)
BALANCE, September 30, 2025 (Unaudited)	14,500	$1	13,453,190	$1,347	$21,766,220	$(30,711,831)	$(667)	$(8,944,930)

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2023	-	$-	742,416	$74	$1,528,926	$(8,247,862)	$(1,075)	$(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	134,476	13	-	(2,833,487)	-	(2,833,474)
Additional shares issued in connection with reverse recapitalization	-	-	5,114	1	(1)	-	-	-
Stock compensation expense	-	-	2,091	-	171,897	-	-	171,897
Shares to be issued for stock compensation	-	-	(2,091)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	50	50
Net loss	-	-	-	-	-	(2,306,806)	-	(2,306,806)
BALANCE, March 31, 2024 (Unaudited)	-	$-	882,006	$88	$1,700,822	$(13,388,155)	$(1,025)	$(11,688,270)
Stock compensation expense	-	-	5,416	1	195,907	-	-	195,908
Shares to be issued for stock compensation	-	-	(416)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	(83)	(83)
Net loss	-	-	-	-	-	(1,768,319)	-	(1,768,319)
BALANCE, June 30, 2024 (Unaudited)	-	$-	887,006	$89	$1,896,729	$(15,156,474)	$(1,108)	$(13,260,764)
Stock compensation expense	-	-	2,827	-	848,075	-	-	848,075
Shares to be issued for stock compensation	-	-	(2,827)	-	-	-	-	-
Shares and warrants issued through public offering	-	-	166,667	17	1,003,983	-	-	1,004,000
Shares and warrants issued through private placement	-	-	6,000	1	58,089	-	-	58,090
Forgiveness of related party’s debt	-	-	-	-	2,135,573	-	-	2,135,573
Foreign currency translation adjustments	-	-	-	-	-	-	(35)	(35)
Net loss	-	-	-	-	-	(2,750,336)	-	(2,750,336)
BALANCE, September 30, 2024 (Unaudited)	-	$-	1,059,673	$107	$5,942,449	$(17,906,810)	$(1,143)	$(11,965,397)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,961,537)	$(6,825,461)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	97,368	119,580
Allowance for credit losses	306,091	60,988
Amortization of operating right-of-use asset	245,412	264,187
Amortization of debt issuance cost	331,968	140,170
Loss on loan extinguishment	50,062	15,131
Gain on disposal of fixed assets	(28,320)	-
Stock compensation expenses	230,039	1,215,880
Non cash finance expense	200,000	1,000,000
Change in fair value of commitment shares to be issued	2,280	-
Change in operating assets and liabilities:
Accounts receivable	760,356	(2,746,275)
Inventories	1,139,166	1,712,545
Prepayments and other current assets	36,740	(253,705)
Prepayments - related parties	(11,662)	-
Security deposit	371,913	20,000
Accounts payable	(1,152,227)	1,272,250
Other payables and accrued liabilities	1,879,962	569,915
Accrued interest payable - related parties	48,155	52,520
Operating lease liabilities	(256,148)	(174,886)
Tax accrual	(22,739)	128,791
Deferred income - Contract liabilities	(72,361)	257,653
Net cash used in operating activities	(1,805,482)	(3,170,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Lakeshore	-	(40,000)
Deposit from investment of Future Tech	(721,000)	-
Deposit from licensing fee of Datavault AI	(200,000)	-
Proceeds from disposal of property and equipment	25,959	-
Proceeds from asset acquisition	31,682	-
Net cash used in investing activities	(863,359)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the reverse recapitalization	-	1,120,177
Payments of transaction costs incurred by Lakeshore	-	(1,044,980)
Repayments of promissory note - related party of Lakeshore	-	(75,000)
Proceeds from issuance of Series A and D preferred stock	738,000	-
Proceeds from exercise of warrants	865,423	-
Shares and warrants issued through public offering	-	1,004,000
Payments of deferred offering costs	-	(266,925)
Proceeds from shares issued under equity line of credit	145,809	-
Repayments on long-term loan	(156,372)	(197,743)
Short-term loan borrowing from third parties	447,555	2,977,470
Repayments on short-term loan from third parties	(819,319)	(1,075,371)
Repayments on short-term loan from related parties	(220,755)	(50,000)
Convertible notes borrowing	1,993,300	797,500
Repayments on convertible notes	(684,421)	(198,170)
Borrowings from other payables - related parties	63,307	38,184
Payments on other payables - related parties	(62,682)	-
Net cash provided by financing activities	2,309,845	3,029,142

EFFECT OF FOREIGN EXCHANGE ON CASH	315	(71)

CHANGES IN CASH	(358,681)	(181,646)

CASH AND CASH EQUIVALENTS, beginning of period	420,131	221,760

CASH AND CASH EQUIVALENTS, end of period	$61,450	$40,114

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,700	$3,315
Cash paid for interest	$370,535	$1,006,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$124,372	$398,788
Reduction of right-of-use asset and operating lease liabilities based on modification	$-	$54,800
Accumulated deficit acquired upon the reverse recapitalization	$-	$1,603,020
Deferred offering cost converted to APIC upon the reverse recapitalization	$-	$1,100,857
Conversion of convertible notes into shares	$257,462	$-
Forgiveness of related party’s debt	$-	$2,135,573
Asset acquisition via preferred stock issuance	$9,795,484	$-
Asset acquisition via convertible note issuance	$3,000,000	$-

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

The transaction was accounted as a reverse recapitalization in accordance with ASC 805. The process of identifying the accounting acquirer began with a consideration of the guidance in ASC 810-10 related to determining the existence of a controlling financial interest. The general rule provided by ASC 810-10 is that the party that holds directly or indirectly greater than 50% of the voting shares has a controlling financial interest. As such, NMI is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the stockholders of Visiontech to have a majority of the voting power of the post-combination company, Zhiyi (Jonathan) Zhang, former president of Visiontech, became the President of NMI, the relative size of Visiontech compared to NMI. Accordingly, for accounting purposes and the combination was treated as the equivalent of Visiontech issuing shares for the net assets of NMI, accompanied by a recapitalization. The net assets of NMI are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination would be those of Visiontech.

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

On August 18, 2022, NMI acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of NMI, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, NMI has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of NMI. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation as of September 30, 2025.

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

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Big Lake Capital LLC (“Big Lake”), pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, LLC, an Ohio limited liability company (“Zak Properties”), which in turn owns certain real property located in the State of Ohio, commonly known as 405 Madison Ave. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. For details see related party transaction in Note 6 – Asset acquisition under common control.

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of September 30, 2025 and December 31, 2024, the Company had approximately $61,000 and $0.4 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $19.0 million and $14.6 million as of September 30, 2025 and December 31, 2024. The Company’s accumulated deficit and negative operating cash flow for the period ended September 30, 2025 amounted to $30,711,831 and $1,805,482, respectively. The Company’s accumulated deficit and negative operating cash flow for the year December 31, 2024 amounted to $24,734,689 and $5,934,771, respectively.

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

The Company has a $20 million equity financing program (“ELOC”) with GHS Investment and this was declared effective by SEC. The Company can draw on this facility for its working capital needs and others. The Company received $151,551 for the three and nine months ended September 30, 2025 under this facility, with approximately $19.8 million of credit still available.

The Company has access to investors who are providing convertible note financing for public companies and we have been utilizing the convertible note for part of our financing needs.

The shareholder of the Company also offers support for the Company. Big Lake Capital, LLC, a related party controlled by Tie Li (our Chairman and CEO) entered into a $2 million Convertible Promissory Note on April 11, 2025 with the initial tranche of $600,000. The Company has borrowed nil and $652,800 for the three and nine months ended September 30, 2025 under this note, with $1,347,200 of credit still available.

The Company entered into a securities purchase agreement for $2 million with Y.K. Capital Management, Inc. on September 19, 2025. For the three and nine months ended September 30, 2025, the Company received an initial payment of $500,000 for the issuance of preferred shares. The remaining proceeds of $1.5 million are expected to be collected subsequent to the period end.

On October 1, 2025, the Company entered into another securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”) pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $112,800 with an original issue discount of $18,800 and closing expenses of $9,000 deducted from funding amount. The note bears an annual interest charge of 15% and maturity date was June 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price.

On October 20, 2025, the Company received an investment of $250,000 from Huanfu Cui, an Asian-based individual investor, which was followed with another $200,000 tranche on October 31, 2025. The investments are based on the Securities Purchase Agreement signed on October 29, 2025. This agreement calls for a total investment of $500,000 issuance of Series F Preferred shares which are convertible into common shares at a fixed price of $0.2813. If fully funded and converted, the Preferred Shares would be the equivalent of 1,777,778 common shares.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash. The amount in excess of the FDIC insurance was $0 as of September 30, 2025.

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2025 and December 31, 2024, no allowance for doubtful account was recorded.

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. For the three and nine months ended September 30, 2025, there was no inventory impairment loss recorded. For the three and nine months ended September 30, 2024, there was no inventory impairment loss recorded.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore during the three and nine months ended September 30, 2025, the Company did not record any impairment charges for its investments. During the three and nine months ended September 30, 2024, the Company did not record any impairment charges for its investments.

Deposits

Deposit consists of security deposits for vendors, deposits for acquisition and deposits for licensing fee. To maintain a stable supply for goods and build a long-term relationship, the Company may pay certain amount of funds to its vendors as security deposits which are recorded as non-current assets on the balance sheet depending on its return date. On November 22, 2024, NM Data entered into an investment agreement to acquire 51% of Future Tech Incorporated (“Future Tech”), an Ohio-based company, for the development and construction of a 50MW high density data center and a vertical farming facility in Stryker, Ohio. The closing of the acquisition of Future Tech is subject to Future Tech’s executing an electricity sales and purchase agreement with a certain supplier set forth in the agreement and Future Tech entering into a ten-year lease option to purchase indoor space as set forth in the agreement. As of September 30, 2025, the deposit for acquisition of Future Tech was $721,000. The Company also made a deposit with Datavault AI for licensing fee of $200,000 for certain intellectual properties related to business in the field of tokenization of assets using cryptocurrencies.

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

Long-lived assets impairment

The Company reviews the impairment of its long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. As of September 30, 2025 and 2024, there was no impairment of long-lived assets.

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

The Company’s disaggregate revenue stream by products are summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Grow light	$69,293	$2,949,162	$1,302,865	$8,326,412
Indoor grow containers	—	—	—	143,781
Grow media and others	3,084	103,565	360,340	192,221
Total revenues	$72,377	$3,052,727	$1,663,205	$8,662,414

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of deferred income — contract liabilities (including related party) consisted of the following as of the date indicated:

	As of September 30, 2025	As of December 31, 2024
Beginning balance	$231,258	$118,909
Prepayments from customers	235,449	1,054,171
Recognized as revenues	(307,810)	(941,822)
Ending balance	$158,897	$231,258

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Substantially all the Company’s revenues are derived from within the USA. Therefore, no geographical segments are presented. The Company has deposits related to a datacenter in Ohio and recently acquired a real estate asset in Toledo, Ohio (see Note 6 – Asset acquisition under common control).

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

Loss per share

Basic loss per share is computed by dividing net loss attributable to holders of common stock by the weighted average number of common stock outstanding during the year. Diluted loss per share presents the dilutive effect on a per share basis of the potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share.

For the three and nine months ended September 30, 2025 and 2024, diluted EPS equals basic EPS because the Company incurred a net loss.

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

In July 2025, the FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Subtopic 326) (“ASU 2025-05”), simplifies the Current Expected Credit Loss (CECL) model for receivables and contract assets by offering a practical expedient to use current conditions for forecasts and an accounting policy election to consider post-balance sheet collections, allowing for early adoption for financial statements not yet issued. The guidance is effective for annual reporting periods beginning after December 15, 2025, but early adoption is permitted. The Company plans to adopt the ASU prospectively for the year ended December 31, 2025.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

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

The carrying amount of the assets and liabilities are as follows:

As of September 30, 2025
Cash	$275
Property and equipment, net	4,091,652
Total assets	$4,091,927

Current portion of long-term debt	$86,155
Long-term debt, net of current portion	2,622,930
Accrued expenses	151
Intercompany payable to Visiontech	1,333,567
Total liabilities	$4,042,803

The operating results of VIE included in the unaudited condensed consolidated statements of operations are as follows for the period indicated:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Revenue*	$83,210	$249,631
Selling, general and administrative	4,401	88,466
Interest expense	24,633	73,927
Income tax	-	1,700
Net income	$54,176	$85,538

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the unaudited condensed consolidated statements of operations.

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

The following table presents the number of the Company’s common stock issued and outstanding immediately following the reverse recapitalization:

Common Stock
Lakeshore’s shares outstanding prior to reverse recapitalization	74,717
Shares issued to private rights	1,172
Conversion of the Lakeshore’s public shares and rights	26,337
Shares issued to service providers	26,718
Shares issued for commitment fee	5,114
Bonus shares issued to investors	5,533
Conversion of NMI’s shares into the Company’s ordinary shares	742,415
Total shares outstanding	882,006

In connection with the reverse recapitalization, the Company has assumed 120,858 warrants outstanding, which consisted of 115,000 public warrants and 5,858 private warrants. Both of the public warrants and private warrants met the criteria for equity classification. (see Note 15 Equity for details)

In connection with the reverse recapitalization, the Company raised approximately $1.1 million of proceeds, presented as cash flows from financing activities, which included the contribution of approximately $15.1 million of funds held in Lakeshore’s trust account, net of approximately $13.9 million paid to redeem 41,552 public shares of Lakeshore’s ordinary shares, approximately $1.0 million in transaction costs incurred by Lakeshore, and repayments of a promissory note in the amount of $75,000 issued to Lakeshore’s related party. NMI incurred approximately $1.2 million of transaction costs, which consisted of direct incremental legal and accounting fees in connection with the Merger. The net effect of the above with the net liabilities assumed from Lakeshore of approximately $1.6 million was recorded to the Company’s retained deficit of $2,833,474.

The following table reconciles the elements of the reverse recapitalization to the unaudited condensed consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

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

Note 6 — Asset acquisition under common control

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement with Big Lake, pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, which in turn owns certain real property located in the State of Ohio, commonly known as 405 Madison Ave. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. The purchase price for Zak Properties is $17,500,000, and will be paid by the Company as follows: (i) the Company shall issue 5,000 shares of Series B Preferred Stock (valued at $5,000,000) of the Company which (a) can be converted into Common Stock, par value $0.0001 per share, of the Company at $0.1180 per share and (b) have certain voting rights equal to twenty (20) votes per one (1) share of Series B Preferred Stock; (ii) the Company shall issue 9,500 shares of Series C Preferred Stock (valued at $9,500,000) of the Company which are convertible into shares of Common Stock at $0.1180 per share; and (iii) the Company shall issue a convertible promissory note (the “Note”) in the principal amount of $3,000,000 in favor of Big Lake with a term of two years from the date of issuance and interest in the amount of 10% per annum. The Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The acquisition closed on September 18, 2025.

Since Big Lake, Zak Properties and the Company are under common control of Mr. Li and the asset acquired is concentrated in a single identifiable asset which is a building, the acquisition is accounted for as asset acquisition under common control where the assets are transferred at the cost basis on September 18, 2025. The excess of consideration paid over the carrying value was recorded as a reduction in the Company’s additional paid in capital.

Fair value of consideration transferred:

Series B and C preferred stock	$14,440,000
Issuance cost of preferred stock	60,000
Convertible promissory note	3,000,000
Total	$17,500,000

Carrying value of assets and liabilities transferred:

September 18, 2025
Current assets	$66,682
Property and equipment, net	12,985,266
Total assets	13,051,948
Total liabilities	(196,464)
Net assets	$12,855,484

Equity in the Company as a result of the asset acquisition increased as follows:

As of September 18, 2025
Net assets acquired	$12,855,484
Less: debt incurred	(3,000,000)
Less: cost associated with issuance of Series B and C preferred stock	(60,000)
Increase in equity	$9,795,484

Note 7 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of September 30, 2025	As of December 31, 2024
Accounts receivable	$2,345,724	$2,744,118
Less: allowance for credit losses	(1,124,582)	(915,074)
Accounts receivable, net	1,221,142	1,829,044

Accounts receivable - related party	$730,998	$1,092,960
Less: allowance for credit losses – related party	(213,094)	(116,511)
Accounts receivable – related party, net	$517,904	$976,449

Total accounts receivable	$3,076,722	$3,837,078
Total allowance for credit losses	(1,337,676)	(1,031,585)
Total accounts receivable, net	$1,739,046	$2,805,493

Provision for credit losses were $126,824 and $36,597 for the three months ended September 30, 2025 and 2024, respectively.

Provision for credit losses were $306,091 and $60,988 for the nine months ended September 30, 2025 and 2024, respectively.

Movement of allowance:

Movement of allowance for expected credit losses (including related party) consisted of the following as of the date indicated:

	As of September 30, 2025	As of December 31, 2024
Beginning balance	$1,031,585	$669,974
Addition	306,091	408,569
Write-off	-	(46,958)
Ending balance	$1,337,676	$1,031,585

Note 8 — Cost method investment

Cost method investment consists of the following:

	As of September 30, 2025	As of December 31, 2024
10% Investment of Iluminar	$1,000,000	$1,000,000
Total	$1,000,000	$1,000,000

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. The shares were issued to the Company on March 31, 2023. No identified event or change in circumstances that would have a significant adverse effect on the value of investment and the Company determined no impairment was deemed necessary as of September 30, 2025.

Note 9 — Property and equipment, net

Property and equipment, net consist of the following:

	As of September 30, 2025	As of December 31, 2024
Trucks & Automobiles	$229,898	$285,099
Machinery & Equipment	74,121	67,847
Building	12,930,503	3,465,230
Building improvements	5,820,535	-
Land	1,150,000	930,000
Subtotal	20,205,057	4,748,176
Less: accumulated depreciation	(3,074,008)	(501,344)
Total	$17,131,049	$4,246,832

Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $17,647 and $39,860, respectively.

Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $97,368 and $119,580, respectively.

Note 10 — Loans payable

Short-term loans:

	As of September 30, 2025	As of December 31, 2024
Factor H (1)	$646,978	$685,172
Factor I (2)	166,573	207,921
Factor J (3)	38,255	28,838
Factor K (4)	55,663	66,404
Factor L(5)	149,170	-
Jie Zhang (6)	100,000	100,000
Peng Zhang (7)	560,000	560,000
RedOne Investment Limited (“RedOne”) (8)	230,000	230,000
Agile Capital Funding, LLC (9)	387,142	480,798
ClassicPlan Premium Financing, Inc. (10)	-	9,471
Maximcash Solutions LLC (11)	124,248	300,000
Other loans	72,383	-
Total short-term loans	$2,530,412	$2,668,604

Short-term loans consist of account receivable factoring agreements, subordinated business loan and third parties loans as of September 30, 2025 and December 31, 2024.

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

On November 18, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,167,200 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $752,000 was remitted to the Company, after the deduction of the total fees of $48,000. The Company agreed to pay a weekly installment of $32,000 for 37 weeks. The effective interest rate of this agreement was 94.98%. The Company use this loan to pay off $566,150 previous loan with Factor H that dated on May 2, 2024. For the three and nine months ended September 30, 2025, the Company paid $5,000 and $38,194 principal of the loan.

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

On December 12, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor I. The Company sold $319,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $213,750 was remitted to the Company, after the deduction of the total fees of $11,250. The Company agreed to pay a weekly installment of $13,313 for 24 weeks. The effective interest rate of this agreement was 84.03%. The Company use this loan to pay off $90,116 previous loan with Factor I that dated on August 29, 2024. For the three and nine months ended September 30, 2025, the Company paid $0 and $79,287 principal of the loan.

On July 31, 2025, Factor I filed a settlement agreement for Stay of Prosecution in the Seventeenth Judicial Court in Broward County, Florida, pursuant to which both parties agreed to pay a weekly installment of $10,000 for 18 weeks commencing on August 5, 2025 to December 2, 2025, followed by a final installment of $6,572 on December 9, 2025. The Company used this settlement agreement to pay off a $163,063 previous loan with Factor I dated on December 12, 2024, resulting in a $23,509 loss on debt settlement. For the three and nine months ended September 30, 2025, the Company paid $20,000 and $20,000 principal of the loan. The loan was paid off in October 2025.

(3)	On September 27, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor J. The Company sold $72,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $47,470 was remitted to the Company, after the deduction of the total fees of $2,530. The Company agreed to pay a weekly installment of $3,021 for 24 weeks. The effective interest rate of this agreement was 88.98%. For the three and nine months ended September 30, 2025, the Company paid $0 and $28,838 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor J. The Company sold $94,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $61,070 was remitted to the company, after the deduction of the total fees $3,930. The Company agreed to pay a weekly installment of $6,732 for 14 weeks. The effective interest rate of this agreement was 89.54%. The Company use this loan to pay off $18,125 previous loan with Factor J that dated on February 10, 2025. For the three and nine months ended September 30, 2025, the Company paid $2,368 and $22,815 principal of the loan.

(4)	On September 30, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor K. The Company sold $181,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $115,955 was remitted to the Company, after the deduction of the total fees of $9,045. The Company agreed to pay a weekly installment of $7,552 for 24 weeks. The effective interest rate of this agreement was 94.36%. For the three and nine months ended September 30, 2025, the Company paid $0 and $66,404 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor K. The company sold $147,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $92,605 was remitted to the company, after the deduction of the total fees $7,395. The Company agreed to pay a weekly installment of $10,500 for 14 weeks. The effective interest rate of this agreement was 96.04%. The Company use this loan to pay off $37,760 previous loan with Factor K that dated on September 30, 2024. For the three and nine months ended September 30, 2025, the Company paid $0 and $23,785 principal of the loan.

On July 16, 2025, Factor K filed a complaint in Court in Monroe County, New York referring to an outstanding balance of $100,588 after payments of $46,551 on its loan agreement with the Company, dated February 11, 2025. The total claimed amount is $129,463 plus interest from June 30, 2025 and attorney fees. On July 22, 2025, Factor K and the Company entered into a Stipulation of Settlement Agreement pursuant to which each party agreed to a settlement amount and remittance schedule that commencing on July 23, 2025 through November 11, 2025. The Company used this settlement agreement to pay off a $95,500 previous loan with Factor K dated on December 12, 2024, resulting in a $33,963 loss on debt settlement. For the three and nine months ended September 30, 2025, the Company paid $73,800 and $73,800 principal of the loan. The loan was paid off in October 2025.

(5)	On February 7, 2025, the Merchants entered into a standard merchant cash advance agreement with Wave advance Inc (the “Factor L”). The Company sold $183,750 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $107,500 was remitted to the Company, after the deduction of the total fees of $8,750. The Company agreed to pay a weekly installment of $13,125 for 14 weeks. The effective interest rate of this agreement was 113.58%. For the three and nine months ended September 30, 2025, the Company paid $0 and $116,250 principal of the loan.

On February 25, 2025, the Merchant entered into another standard merchant cash advance agreement with Factor L. The Company sold $280,770 of its accounts receivable balance on a recourse basis for credit approved accounts. The net purchase price $177,630 was remitted to the company, after the deduction of the total fees of $13,370. The Company agreed to pay a weekly installment of $17,550 for 16 weeks. The effective interest rate of this agreement was 95.63%. The Company use this loan to pay off $157,500 previous loan with Factor L that dated on February 7, 2025 resulting in $20,000 of gain on debt settlement. For the three and nine months ended September 30, 2025, the Company paid $0 and $39,067 principal of the loan.

On August 1, 2025, the Company and Factor L signed a settlement agreement that required payments from August 5 to October 27, 2025, for an aggregate amount of $201,170. The Company agreed to pay a weekly installment of $18,000 for 11 weeks from August 5, 2025 to October 20, 2025, followed by a final installment of $3,170 on October 27, 2025. The Company use this settlement agreement to pay off a $198,670 previous loan with Factor I dated on February 25, 2025, resulting in a $2,500 loss on debt settlement. For the three and nine months ended September 30, 2025, the Company paid $52,000 and $52,000 principal of the loan.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. As of September 30, 2025 and December 31, 2024, outstanding balance amounted to $1,056,639 and $988,336, respectively.

(6)	On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan was originally extended to April 15, 2025, subsequently extended to July 16, 2025, then extended to November 16, 2025. The loan balance as of September 30, 2025 and December 31, 2024 was $100,000 and $100,000, respectively.

(7)	On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a 2.5% shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025. For the year ended December 31, 2024, Nature’s Miracles made a payment of $500,000 toward the loan. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which Peng Zhang agreed to convert the $345,000 of loan balance into 130,682 shares of the Company’s common stock at a conversion price of $2.64 per share. The loan was originally extended to July 16, 2025, then extended to November 16, 2025. As of September 30, 2025 and December 31, 2024, the loan balance was $560,000 and $560,000.

(8)	On February 10, March 28, June 5, June 27, September 22, December 22, 2023 and February 20, 2024, Lakeshore entered into seven promissory notes with RedOne to which Lakeshore borrowed an aggregate principal amount of $380,000 with zero interest rate. On July 11, 2023, Lakeshore entered into a loan agreement with Deyin Chen (Bill) to which Lakeshore borrowed a principal amount of $125,000 with an annual interest rate of 8%. This loan was extended to March 11, 2024 with interest waived pursuant to a Side Letter to the loan agreements dated December 8, 2023. A payment of $75,000 was made upon close of the Merger on March 11, 2024 and the loan balance of $50,000 owed to Deyin Chen (Bill) was assigned to RedOne and the Company assumed the outstanding balance. The loan bears interest of 8% per annum. $50,000 was paid on July 29, 2024 and $150,000 was paid on November 11, 2024.

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

On November 21, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $575,000, including the administrative agent fee of $28,750. The Company agreed to pay a weekly installment of $29,982 for 28 weeks. The effective interest rate of this agreement was 90.80%. The Company use this loan to pay off $331,388 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC dated on September 25, 2024. For the three and nine months ended September 30, 2025, the Company paid $16,880 and $93,656 principal of the loan.

(10)	On December 1, 2024, Visiontech and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $15,465 and financed $10,559 of it. Visiontech needs to pay a monthly installment of $1,286 for nine months with the last installment due on August 1, 2025. The effective interest rate of this loan was 22.57%. During the three and nine months ended September 30, 2025, the Company paid $2,505 and $9,471 principal of the loan.

(11)	On December 30, 2024, the Merchants entered into a business loan and security agreement (the “Agreement”) with Maximcash Solutions LLC (the “Maxim”). Under the Agreement, the Maxim loaned $311,000 to the Company, which includes an $11,000 origination fee deducted at the time of funding. This loan carries an interest rate of 51.64% and an annual percentage rate of 59.40%. The loan matures on January 14, 2026. The Company will repay the Loan in 26 biweekly payments of $15,430, with a total repayment amount of $401,190 over a 12-month term. The loan is secured by all present and after-acquired property of the Company. As security to the loan, the Company shall issue 311,000 shares of its common stock to Maximin in the event of a loan default. For the three and nine months ended September 30, 2025, the Company paid $47,617 and $175,752 principal of the loan.

On July 8, 2025, Maxim filed a complaint against the Company in the Third Judicial Court of Utah pertaining to the loan agreement dated December 30, 2024 as a result of a failure to make the required repayment pursuant to the loan agreement. The claimed amount was $230,738 plus daily interest and attorney fees resulting in a $30,089 loss on debt settlement. On August 6, 2025, the Company entered into a Standstill Agreement with Maxim, which expired on October 6, 2025 to further negotiate the term of the loan. On August 7, the Company wired an interest payment of $61,720 to Maxim as agreed in the Standstill Agreement.

Interest expenses for short term loans amounted to $60,027 and $376,794 for the three months ended September 30, 2025 and 2024, respectively.

Interest expenses for short term loans amounted to $1,040,742 and $805,009 for the nine months ended September 30, 2025 and 2024, respectively.

Short-term loans — related parties: refer to Note 12 Related Party transactions.

Long-term debts:

Long-term debts consist of three auto loans, one building loan, and one secured business loan as of September 30, 2025 and December 31, 2024.

The outstanding amount of the auto loans were $48,295 and $80,238 as of September 30, 2025 and December 31, 2024, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. The Company subsequently sold the auto and paid off the loan on September 18, 2025. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. During the three and nine months ended September 30, 2025, the Company made total payments of $8,090 and $25,928 towards the auto loans, respectively. During the three and nine months ended September 30, 2024, the Company made total payments of $7,743 and $24,723 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans as of September 30, 2025 are as follows:

Twelve months ended September 30,	Repayment
2026	$25,292
2027	23,003
Total	$48,295

The outstanding amount of the building loan was $2,709,084 and $2,771,645 as of September 30, 2025 and December 31, 2024, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the West. The loan requires monthly installment payment of $15,165 with the last installment due on January 10, 2032. During the three and nine months ended September 30, 2025, the Company made total payments of $20,863 and $62,561 towards the loan, respectively. During the three and nine months ended September 30, 2024, the Company made total payments of $20,113 and $60,070 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan as of September 30, 2025 are as follows:

Twelve months ended September 30,	Repayment
2026	$86,155
2027	89,298
2028	92,307
2029	95,925
2030	99,425
Thereafter	2,245,974
Total	$2,709,084

The outstanding amount of the secured business loan was $3,059,859 and $3,127,742 as of September 30,2025 and December 31, 2024, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the three and nine months ended of September 30, 2025, the Company made total payments of $0 and $67,883 towards the loan, respectively. During the three and nine months ended September 30, 2024, the Company made total payments of $39,199 and $112,951 towards the loan, respectively.

Minimum required principal payments towards the Company’s secured business loan as of September 30, 2025 are as follows:

Twelve months ended September 30,	Repayment
2026	$269,824
2027	241,046
2028	283,844
2029	334,239
2030	393,583
Thereafter	1,537,323
Total	$3,059,859

Interest expenses for long term loans amounted to $149,363 and $157,506 for the three months ended September 30, 2025 and 2024, respectively.

Interest expenses for long term loans amounted to $453,696 and $477,809 for the nine months ended September 30, 2025 and 2024, respectively.

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

On July 3, 2024, the Company entered into four convertible note agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $13.26. On November 19, 2024, the Company entered into four debt-to-equity conversion agreements, under which four investors agreed to convert a total of $410,000 into 155,303 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as required by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to June and September 2025, with $230,000 maturing in June 2025 and $180,000 maturing in September 2025. The maturity due in June 2025 has been extended to November 30, 2025, based on loan extension agreements executed between the Company and two investors on August 12, 2025. The balance of these Notes were $410,000 and $410,000 as of September 30, 2025 and December 31, 2024.

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

On August 13, 2024, the Company entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount. The maturity date was June 15, 2025 and the interest rate of the note was 12% per annum. The initial funding was scheduled to be paid in 10 equal monthly installments of $20,350. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. On April 16 and April 21, 2025, an aggregate of $20,000 and $23,701 of convertible note principal and accrued interest were converted into 222,222 and 263,342 shares of common stock, respectively. As of September 30, 2025 and December 31, 2024, the balance of this note was $0 and $92,045, respectively.

On September 18, 2024, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $107,880 with an original issue discount of $14,880. The note bears a one-time interest charge of 13% and maturity date was July 15, 2025. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $60,952 due on March 15, 2025, and the remaining four payments of $15,238 due on the fifteenth day of each month thereafter. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. On May 5, May 9, and June 4, 2025, an aggregate of $22,160, $22,160 and $5,894 of convertible note principal and accrued interest were converted into 295,466, 295,466 and 148,090 shares of common stock, respectively. As of September 30, 2025 and December 31, 2024, the balance of this note were $0 and $85,000, respectively.

On October 14, 2024, the Company issued and sold to Diagonal a promissory note in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears a one-time interest charge of 14% of the principal amount. Accrued, unpaid interest and outstanding principal will be due in ten payments, each in the amount of $11,537. The first payment will be due November 15, 2024 with nine subsequent payments due on the 15th of each month thereafter. Only upon occurrence of an event of default under the note, the note will be convertible into common stock at a conversion price equal to 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date. On June 5, June 10, and June 12, 2025, an aggregate of $13,890, $13,590 and $11,630 of convertible note principal and accrued interest were converted into 324,912, 348,461 and 298,215 shares of common stock, respectively. As of September 30, 2025 and December 31, 2024, the balance of this note was $0 and $65,182, respectively.

On November 18, 2024, the Company signed one convertible note agreement of $90,000 from one investor. The note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $29.31. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which the investor agreed to convert the $90,000 into 34,091 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as required by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to September 2025. As of September 30, 2025 and December 31, 2024, the balance of this note was $90,000 and $90,000.

On December 17, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant for a $180,000 convertible note with an original issue discount of $20,000. The note bears an annual rate of 12% and the maturity date of this note shall be December 17, 2025. The note can be converted into a fixed price of $2.50 per share. Net proceeds to the Company amounted to $150,000 (after deducting the fee paid to escrow agent of $10,000). The Company has also agreed to issue 118,000 shares of common stock for commitment fee, and a warrant to purchase up to 138,462 shares of common stock. As of December 31, 2024, the balance of this note was $164,483 and the shares and warrants were not issued. On January 21, 2025, the Company and investor mutually rescinded the above note and released the Company from all of its obligations. The Company returned the $160,000 to the investor on January 15, 2025. The Company recognized the difference between the debt’s reacquisition price of $160,000 and net carrying amount of $180,000 and recognized $0 and $20,000 as a gain for the three and nine months ended September 30, 2025.

On December 12, 2024, the Company entered into a convertible promissory note with Diagonal in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears 14% interest per annum and maturity date is December 15, 2025. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. On June 20, 2025, an aggregate of $14,850 of convertible note principal and accrued interest were converted into 380,769 shares of common stock. In July 2025, an aggregate of $109,587 of convertible note principal and accrued interest were converted into 3,867,938 shares of common stock. As of September 30, 2025 and December 31, 2024, the balance of this note was $0 and $80,929, respectively.

On March 26, 2025, the Company signed a convertible note with Black Ice Advisors, LLC, face value of the note is $111,111, interest at 10%. The maturity date of this note was on March 26, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to lowest trading price with a 20 day look back. The note can be prepaid within 6 months at 120% of principal and accrued interest. The net funds provided was $95,000 after deducting legal fees. As of September 30, 2025, the principal and accrued interest of the note were paid off.

On May 7, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $140,250 with an original issue discount of $12,750 and closing expenses of $7,500 deducted from funding amount. The note bears an annual interest charge of 14% and maturity date was February 28, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of September 30, 2025, the balance of this note was $129,955.

On June 10, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $126,260 with an original issue discount of $19,260 and closing expenses of $7,000 deducted from funding amount. The note bears an annual interest charge of 12% and maturity date was August 15, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of September 30, 2025, the principal and accrued interest of the note were paid off.

During the third quarter of 2025, the Company entered into another three securities purchase agreements with Diagonal pursuant to which the Company issued the following convertible promissory notes to the Diagonal: i) principal amount of $97,350 issued on July 23, 2025 with an original issue discount of $14,850 and closing expenses of $7,500 deducted from funding amount, which bears an annual interest charge of 12% and matures on April 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price. As of September 30, 2025, the principal and accrued interest of the note were paid off; ii) principal amount of $90,200 issued on July 30, 2025 with an original issue discount of $8,200 and closing expenses of $7,000 deducted from funding amount, which bears an annual interest charge of 14% and matures on May 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price. As of September 30, 2025, the balance of this note was $78,100; iii) principal amount of $155,610 issued on September 19, 2025 with an original issue discount of $22,610 and closing expenses of $8,000 deducted from funding amount, which bears an annual interest charge of 13% and matures on July 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of September 30, 2025, the balance of this note was $126,072.

During the third quarter of 2025, the Company entered into the following two convertible promissory notes with CFI Capital LLC: i) principal amount of $120,000 issued on July 10, 2025 with an original issue discount of $12,000 and closing expenses of $4,000 deducted from funding amount. The note bears 6% interest per annum and matures on July 10, 2026, and ii) principal amount of $130,000 issued on September 18, 2025 with an original issue discount of $13,000 and closing expenses of $4,000 deducted from funding amount. The note bears 6% interest per annum and matures on September 18, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of these two convertible notes. The notes can be prepaid within 6 months at 105% of principal and accrued interest. As of September 30, 2025, the aggregate balance of the two convertible promissory notes was $221,153.

On July 30, 2025, the Company entered into a securities purchase agreement with Labrys Fund II, L.P., pursuant to which the Company sold to Labrys Fund II, L.P. a convertible promissory note in the aggregate principal amount of $230,000 with an original issue discount of $30,000 and closing expenses of $4,250 deducted from funding amount. The note bears an annual interest charge of 14% and matures on July 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of September 30, 2025, the balance of this note was $201,568.

On August 5, 2025, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $172,500 with an original issue discount of $22,500 and closing expenses of $6,000 deducted from funding amount. The note bears an annual interest charge of 10% and matures on August 5, 2026. As consideration for entering into the securities purchase agreement, the Company issued a total of 200,000 shares to the investor on August 5, 2025. Principal and accrued interest can be converted into shares of common stock of the Company at a 25% discount to lowest trading price with a 10 day look back at any time on or following the issue date of the convertible note. As of September 30, 2025, the balance of this note was $122,834.

On August 4, 2025, the Company entered into a securities purchase agreement with AES Capital Management LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $37,500 with an original issue discount of $3,750 and closing expenses of $3,000 deducted from funding amount. The note bears an annual interest charge of 8% and matures on August 4, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of the convertible note. As of September 30, 2025, the balance of this note was $31,804.

On August 4, 2025, the Company entered into a securities purchase agreement with Lambda Venture Partners LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $82,500 with an original issue discount of $7,250 and closing expenses of $3,000 deducted from funding amount. The note bears an annual interest charge of 8% and matures on August 4, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to the average of the three lowest trading prices with a 10 day look back at any time on or following the issue date of the convertible note. As of September 30, 2025, the balance of this note was $73,640.

On August 15, 2025, the Company entered into a securities purchase agreement with Actus Fund LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $100,000 with closing expenses of $9,000 deducted from funding amount and a warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.20 per share. The note bears an annual interest charge of 12% and matures on August 15, 2026. The warrant was exercisable from August 15, 2025 through August 15, 2030. Approximately $46,664 from the convertible note proceeds was allocated to the issuance of warrants based on relative fair value. Principal and accrued interest can be converted into shares of common stock of the Company at a 30% discount to the volume-weighted average price of a 5 day look back at any time on or following the issue date of the convertible note. As of September 30, 2025, the balance of this note was $51,351.

Interest expenses in connection with the convertible notes for the three and nine months ended September 30, 2025 amounted to $343,294 and $545,955, respectively.

Note 12 — Related party transactions

Purchases and accounts payable – related parties:

UniNet Global Inc. (“Uninet”), a vendor whose stockholder is Zhiyi (Jonathan) Zhang who is also one of the stockholders and management of the Company, sold certain products to Visiontech. On September 24, 2024, the Company entered into a trade payable forgiveness agreement with Visiontech, Uninet and NMI, relating to the cancellation of a portion of outstanding trade payables owed by Visiontech to Uninet. Visiontech owed Uninet a trade payable in the amount of $2,713,073 as of June 30, 2024. Pursuant to the trade payable forgiveness agreement, Uninet agreed to cancel the outstanding trade payable of $2,135,573, leaving a remaining balance of $577,500 still payable by Visiontech to Uninet. The debt forgiveness was recorded as an increase in additional paid in capital of $2,135,573 as a result of related party transaction. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with Visiontech, Uninet, and NMI, under which the remaining balance of $577,500 to be converted into 218,750 shares of common stock for Jonathan Zhang at a conversion price of $2.64 per share. As of September 30, 2025 and December 31, 2024, the outstanding accounts payable amount due to Uninet was $0 and $0.

On April 11, 2023, one of the Company’s customers and vendors, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. For the three and nine months ended September 30, 2025, the purchases made from Iluminar was $0 and $58,031, respectively. For the three and nine months ended September 30, 2024, the purchases made from Iluminar was $0 and $1,160, respectively. As of September 30, 2025 and December 31, 2024, the accounts payable amount due to Iluminar was $366,437 and $308,407, respectively.

Revenue and accounts receivable - related party:

For the three and nine months ended September 30, 2025, the sales revenue from Iluminar was $0 and $76,038, respectively. For the three and nine months ended September 30, 2024, the sales revenue from Iluminar was $1,135,628 and $2,129,726. As of September 30, 2025 and December 31, 2024, the account receivable, net from Iluminar was $517,904 and $976,449, respectively.

Prepayments - related party:

As of September 30, 2025 and December 31, 2024, the prepayments from Jonathan was $10,000 and $10,000, respectively and the prepayments from Mr. Tie (James) Li was $11,662 and $0, respectively.

Deferred income – contract liabilities - related party:

As of September 30, 2025 and December 31, 2024, the deferred income - contract liabilities from Iluminar was $86,468 and $86,468, respectively.

Other payables — related parties

In 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fee for the Company. As of September 30, 2025 and December 31, 2024, the outstanding amount due to NMCayman was $170,000 and $170,000, respectively.

In 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. As of September 30, 2025 and December 31, 2024, the outstanding amount due to Yang Wei was $23,813 and $23,813, respectively.

In 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023, September 4, 2023, and July 1, 2024, Zhiyi (Jonathan) Zhang paid another $1,000, $557, $8,184 for normal business operating expenses, respectively. Furthermore, in 2024, Mr. Zhang contributed an additional $10,936 toward Company expenses. On October 11, 2023, the Company paid off $28,501 of the balance. In 2025, the Company paid another $3,000 of the balance. As of September 30, 2025 and December 31, 2024, the outstanding amount due to Zhiyi (Jonathan) Zhang was $20,645 and $20,120.

In September 2024, James Li paid a total amount of $30,000 of normal business operating fee for the NMCA and NMCA paid it back to James in November 2024. In 2025, James Li paid $6,300 of normal business operating fee for NMCA and NMCA paid it back in 2025, so as of September 30, 2025, the outstanding amount due to James Li was $0.

As of September 30, 2025, Nature’s Miracle Holding Inc. has an outstanding amount due to Mr. Tie (James) Li and Zhiyi (Jonathan) Zhang for $25,100 and $25,000 of board fees.

As of September 30, 2025 and December 31, 2024, accrued interest expense from related parties, were $110,484 and $103,776, respectively, which were included in other payable related parties on the Company’s balance sheets (see Short-term loans — related parties for detail).

Short-term loans — related parties

	As of September 30, 2025	As of December 31, 2024
Zhiyi Zhang (1)	$60,000	$60,000
Tie Li (2)	-	185,000
NMCayman (3)	-	35,755
Total short-term loans – related parties	$60,000	$280,755

(1)	On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently further extended to August 15, 2024, April 15, 2025 and October 16, 2025 and finally extended to December 1, 2025. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. The loan balance as of September 30, 2025 and December 31, 2024 was $60,000 and $60,000. As of September 30, 2025 and December 31, 2024, accrued interest of this loan was $15,669 and $12,079, respectively.

(2)	In December 2022, the Company signed two loans with Tie (James) Li, the Company’s CEO, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. The Company made $500,000 payments towards the loan on June 16, 2023 and paid each $50,000 on July 29, 2024 and January 14, 2025. The $110,000 loan was further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. The Company made $10,000 payments towards the loan on July 31, 2025 resulting in its full settlement. The loan balance as of September 30, 2025 and December 31, 2024 was $0 and $60,000, respectively. Accrued interest on this loan as of September 30, 2025 and December 31, 2024 was $1,012 and $547, respectively.

On July 11, 2023, Lakeshore signed one loan with Tie (James) Li for a principal amount of $125,000 with 8% interest rate. This loan was required to be paid in full before November 11, 2023. On December 8, 2023, Lakeshore entered into a side letter to this loan agreement to extend the repayment to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. This loan was subsequently extended to September 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. The Company made $100,000 payments towards the loan on January 14, 2025, and $25,000 payments towards the loan on July 15 and July 25, 2025 resulting in its full settlement. The loan balance as of September 30, 2025 and December 31, 2024 was $0 and $125,000, respectively. As of September 30, 2025, accrued interest on this loan was $3,512.

(3)	On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $299,714 balance of this debt and $277,786 balance of another debt (see below) will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. The Company made $18,556 payments towards the loan in July 2025 resulting in its full settlement. As of September 30, 2025 and December 31, 2024, the loan balance was $0 and $18,556, respectively. As of September 30, 2025 and December 31, 2024, accrued interest on this loan was $47,042 and $46,180, respectively.

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $277,786 balance of this debt and $299,714 balance of another debt will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. The Company made $17,199 payments towards the loan in July 2025 resulting in its full settlement. As of September 30, 2025 and December 31, 2024, the loan balance was $0 and $17,199, respectively. As of September 30, 2025 and December 31, 2024, the accrued interest on this loan was $43,248 and $42,449, respectively.

Interest expense for short-term loan - related parties amounted to $1,521 and $18,316 for the three months ended September 30, 2025 and 2024, respectively.

Interest expense for short-term loan – related parties amounted to $6,708 and $52,519 for the nine months ended September 30, 2025 and 2024, respectively.

Convertible notes — related party

On April 11, 2025, the Company signed a convertible promissory note agreement with Big Lake. Big Lake is a related party controlled by Tie “James” Li, Chairman and CEO of the Company. The agreement calls for up to $2,000,000 in financing with an initial tranche of $600,000. The amount funded can be converted into shares of the Company at a conversion price equal to 110% of the end of the trading date. The rate of interest is 10% and the note matures in one year. As consideration for entering into the convertible promissory note agreement, the Company issued warrants to purchase up to 10,101,010  shares of common stock at an exercise price the same as conversion price of $0.198 - the price equal to 110% of the reported closing price of the Company’s Common Stock on the closing date of the Initial Tranche, if the Company draws down the full amount of the note. As of September 30, 2025, the balance of this note was $504,315 and the balance of accrued interest was $30,762.

In connection with the acquisition of Zak Properties as stated in Note 6 – Asset acquisition under common control, the Company issued a convertible promissory note in the aggregate principal amount of $3,000,000 as consideration of the acquisition of Zak Properties. The note bears an annual interest charge of 10% with a maturity date of September 18, 2027. Principal and accrued interest can be converted into shares of common stock of the Company at a 20% discount to lowest trading prices with a 20 day look back at any time on or following the issue date of the convertible note. As of September 30, 2025, the balance of this note was $3.0 million and the balance of accrued interest was $10,685.

Note 13 — Income taxes

As of September 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three and nine months ended September 30, 2025, were 0.00% and (0.03) %, respectively. The effective tax rate for the three and nine months ended September 30, 2024 were 0.00% and 0.00%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets. The Company continues to maintain a full valuation allowance against its deferred tax assets due to historical losses and uncertainty around future taxable income.

Note 14 – Series A and D preferred shares subject to possible redemption

On May 7, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) where the Company sold to GHS Investments, LLC, a Nevada limited liability company (the “Investor”) 250 shares of Series A Preferred Stock, $0.0001 par value per share (the “Series A Shares”) at a purchase price of $1,000 per Series A Share for an aggregate purchase price of $250,000. The Series A Shares have a face value of $1,200 per share and are convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.112 in accordance with the certificate of designations to be filed with the State of Delaware. The Series A Shares carry cumulative dividends of twelve percent (12%) per annum, payable quarterly. On the earlier of the (1) 120th calendar day following the Closing and (2) the date the Common Stock is listed on a national exchange (the “Corporation Redemption Payment Date”), the Corporation shall have the obligation to redeem the preferred stock for an amount equal to 100% of the outstanding stated value of the preferred stock, plus any accrued but unpaid dividends, plus all other amounts due to the Holder.

On September 19, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Y. K. Capital Management, Inc. (the “Series D Investor”), whereby the Series D Investor agreed to purchase 2,000 shares of Series D preferred stock, $0.0001 par value per share (the “Series D Shares”), at a purchase price of $1,000 per Series D Share. On the initial closing, the Series D Investor purchased five hundred (500) Series D Shares for a purchase price of $500,000. The second closing will be for the purchase of five hundred (500) Series D Shares for the aggregate purchase price of $500,000 before October 30, 2025 and the third and final closing will be for the purchase of one thousand (1,000) Series D Shares for the aggregate purchase price of $1,000,000 prior to the Company’s application for uplisting to the NYSE or Nasdaq.

The Series D Shares have a stated value of $1,000 per share (the “Stated Value”) and shall bear dividends at the rate of 8% per annum, for so long as the Series D Shares have not been redeemed or converted. The Series D Shares are convertible into shares of Common Stock of the Company at a conversion price of $0.1180 (the “Conversion Price”) as set forth in in the Certificate of Designations, to be filed with the State of Delaware (the “Certificate of Designations”). The Series D Investor shall not convert into Common Stock any amount of Series D Shares which would render the holder having more than 4.99% of the total outstanding shares of common stock of the Company. On the earlier of the (1) 120th calendar day following the Closing and (2) the date the Common Stock is listed on a national exchange (the “Corporation Redemption Payment Date”), the Corporation shall have the obligation to redeem the Preferred Stock for an amount equal to 100% of the outstanding Stated Value of the Preferred Stock, plus any accrued but unpaid dividends, plus all other amounts due to the Holder.

On October 10, 2025, the Company entered into another Securities Purchase Agreement (the second SPA) with the Investor, whereby the Investor agreed to purchase 50 shares of the Company’s existing Series A Shares, in consideration of the Series A Investor’s consent for the Company to enter into previously disclosed transactions including: (A) creating the Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, (B) issuing 5,000 shares of the Series B Stock (which contain 20-1 super voting rights), 9,500 shares of the Series C Stock in a transaction pursuant to which the Company will acquire certain assets owned by James Li, the Company’s Chief Executive Officer, and (C) issuing a convertible promissory note in favor of an affiliate of James Li in the aggregate principal amount of $3,000,000.

The Series A Shares have a stated value of $1,200 per share, and bear dividends at the rate of 12% per annum, for so long as the Series A Shares have not been redeemed or converted. The Series A Shares are convertible into shares of Common Stock of the Company at a conversion price of $0.112.

The Company accounts for its Series A and D preferred shares in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Series A and D preferred shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Series A and D preferred shares outside of permanent equity as the shares are subject to possible redemption after 120 days of closing. The Company recorded the Series A and D preferred shares as temporary equity with accrued dividend included in redemption value.

As of September 30, 2025, the Series A and D preferred shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

January 1, 2025
Series A preferred shares	$310,000
Series D preferred shares	500,000
Shares issuance cost	(12,000)
Cumulative dividend	15,605
Balance as of September 30, 2025	$813,605

The Company issued 300 Series A and 500 Series D shares in October 2025.

Note 15 — Equity

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

Shares issued in connection with the Company’s Merger on March 11, 2024:

Common Stock
Lakeshore’s shares outstanding prior to reverse recapitalization	74,717
Shares issued to private rights	1,172
Conversion of the Lakeshore’s public shares and rights	26,337
Shares issued to service providers	26,718
Shares issued for commitment fee	5,114
Bonus shares issued to in connection with Lakeshore loans *	2,200
Bonus shares issued to in connection with NMI loans *	3,333
Conversion of NMI’s shares into the Company’s ordinary shares	742,415
Total shares outstanding	882,006

*	In connection with the Merger, the Company, Lakeshore and NMI further entered into a Letter Agreement on November 15, 2023, a total of 4,168 shares of the Company’s common stock will be issued upon closing of the Merger in connection with certain transactions relating to the Merger: (i) 1,667 shares to Tie (James) Li and 1,667 shares to Zhiyi (Jonathan) Zhang (or 3,334 shares in the aggregate) in connection with their guarantees of the repayment of the Newtek Loan, which was loaned to a subsidiary of NMI with the principal amount of $3,700,000; (ii) 417 shares to Tie (James) Li and 417 shares to Deyin (Bill) Chen (or 834 shares in the aggregate) in connection with their loans to Lakeshore, each with the principal amount of $125,000 under separate but similar loan agreements); At the Close of Merger, additional shares of 533 and 833 were issued to Tie (James) Li and Prosperity Spring International Investment Management in connection with their loans to Lakeshore.

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

Pursuant to board resolution dated November 18, 2024, the Company approved the issuance of 75,757 restricted shares of common stock, par value $0.0001 per share to PX SPAC Capital Inc. for one-year service to be provided related to business consulting and advisory. The shares shall be issued pursuant to the 2024 Incentive Plan. The fair value of the shares granted was approximately $200,000 at $2.64 per share. Stock compensation expenses for the three and nine months ended September 30, 2025 amounted to $50,411 and $149,588, respectively.

On July 22, 2025, the Company entered into a two-month consulting agreement with Root Ventures LLC. In exchange for curation services to be provided under the agreement, the Company issued 439,833 restricted shares of common stock (valued at approximately $22,519 based on a fair value of $0.0512 per share) on July 25, 2025, as consideration for the services.

For the three months ended September 30, 2025 and 2024, the Company recorded stock compensation expenses of $84,146 and $848,075, respectively. Those stock compensation expenses are included in the Company’s operating expenses.

For the nine months ended September 30, 2025 and 2024, the Company recorded stock compensation expenses of $230,039 and $1,215,880, respectively. Those stock compensation expenses are included in the Company’s operating expenses.

Common stock issued with private placement

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

On November 7, 2024, the Company entered into an underwriting agreement with D. Boral Capital LLC as the underwriter, relating to a firm commitment underwritten public offering of (i) 837,788 units at a public offering price of $3.354 per Unit, with each Unit consisting of one share of common stock, par value $0.0001 per share, of the Company, one Series A warrant to purchase one share of common stock at an exercise price of $3.354 per share and one Series B warrant to purchase such number of shares of common stock as determined on the reset date, at an exercise price of $0.003 per shares, and (ii) 56,667 pre-funded units (the “Pre-Funded Units”) at a public offering price of $3.351 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) exercisable for one share of common stock at an exercise price of $0.003 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants was exercised on November 12, 2024. Net proceeds to the Company amounted to approximately $2.5 million.

On May 7, 2025, the Company entered into the equity financing agreement (or the “EPFA”), with GHS Investments, LLC, a Nevada limited liability company (the “Investor”), in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), pursuant to the EPFA. On July 25, 2025, the Company entered into the (the “Amended EPFA”) with the “investor, which amends and supersedes the previously disclosed Equity Financing Agreement (“EPFA”), dated as of May 6, 2025, by and between the Company and the Investor, in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), for a period of 24 months from the effective date of the registration statement (the “Registration Statement”) registering the shares of Common Stock relating to the EPFA (the “Term”), or July 15, 2027. During the Term, the Company has the right, but not the obligation, from time to time at its sole discretion, to direct Investor, by delivery of an irrevocable written notice (“Purchase Notice”) to purchase shares of the Company’s Common Stock (each a “Purchase”). The maximum dollar amount of each Purchase will not exceed two hundred percent (200%) of the average daily trading dollar volume for the Common Stock during the ten (10) consecutive trading days preceding the Purchase Notice. Prior to the Amended EPFA, no Purchase would be made in an amount equaling less than ten thousand dollars ($10,000) or greater than five hundred thousand dollars ($500,000). The parties entered into the Amended EPFA solely to increase such Purchase amount from $500,000 to $2,000,000. The Company also agrees to issue one percent (1%) of the total Commitment Amount at a fixed price equaling ninety-five (95%) of the VWAP for the trading day preceding the execution of Agreements as an equity incentive (“Commitment Shares”). The Company accounted for the Commitment Shares as finance expense to obtain the ELOC. The Company has not issued the shares as of September 30, 2025. The change in fair value of the shares to be issued on July 25, 2025 to September 30, 2025 is recorded in the Company’s statement of operations. Fair value is determined using the quoted market price of the Company’s shares which is a level 1 input.

For the three and nine months ended September 30, 2025, the Company sold 1,432,650 share of its common stock, net proceeds to the Company amounted to $145,809.

Preferred shares

In connection with the acquisition of Zak Properties as stated in Note 6– Asset acquisition under common control, the purchase price for Zak Properties is $17,500,000, and paid by the Company as follows:

(i)	the Company shall issue 5,000 shares of Series B Preferred Stock (valued at $5,000,000) of the Company which (a) can be converted into Common Stock, par value $0.0001 per share, at $0.1180 per share and (b) have certain voting rights equal to twenty (20) votes per one (1) share of Series B Preferred Stock;

(ii)	the Company shall issue 9,500 shares of Series C Preferred Stock (valued at $9,500,000) of the Company which (a) convertible into shares of Common Stock at $0.1180 per share, and (b) same voting right as common stock.

The Company issued 5,000 Series B and 9,500 Series C shares in October 2025.

Shares issued through debt-to-equity conversion

Refer to Note 10 — Loans payable and Note 12 — Related party transactions for detail.

Shares issued through convertible notes conversion

Refer to Note 11 — Convertible notes for detail.

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

Warrants issued with July convertible notes

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

Series A Warrants issued in July Public offering

On July 29, 2024, the Company issued a total 191,667 Series A warrants, each entitling the holder to purchase one share of common stock at a public offering price of $7.2 per unit.

The Series A warrants are immediately exercisable on the date of issuance at an exercise price of $7.2 per share and expires five years from the closing date of the offering (See above Public Offering for detail).

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

Warrants issued with convertible note – related party

In connection with the convertible note issued to Big Lake, the Company has issued to the note holder and an investor of the holder, warrants to purchase up to 10,101,010 shares of common stock at an exercise price of $0.198 pursuant to the warrant agreement dated April 11, 2025, if the Company draws down the full amount of the note. The warrants can be exercised in whole or in part, via cash or cashless exercise, until April 11, 2027, unless extended with holder’s consent. The warrants were valued at a fair value of $1,516,325 at $0.150 per share.

Warrants issued with August 2025 convertible note

In connection with the convertible note issued to Auctus Fund, LLC on August 15, 2025, the Company granted the note holder warrants to purchase 500,000 shares of common stock at an initial exercise price of $0.20 per share, adjustable under certain conditions, with an exercise period of five years. The warrants were valued at a fair value of $87,492 at $0.175 per share.

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

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
			US$
December 31, 2024	1,631,025	1,631,025	$28.21	3.94
Adjustment	1,039,258	1,039,258	$0.47	4.37
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	(1,839,023)	(1,839,023)	$0.47	-
March 31, 2025	831,260	831,260	$52.09	4.47
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
June 30, 2025	831,260	831,260	$52.09	4.22
Granted	500,000	500,000	$0.20	4.88
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2025	1,331,260	1,331,260	$32.60	4.31

Note 16 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2025 and December 31, 2024, $59,473 and $414,938, respectively, were deposited with various major financial institutions in the United States. The amount in excess of the FDIC insurance was $0 as of September 30, 2025 and December 31, 2024.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the three and nine months ended September 30, 2025 and during the three and nine months ended September 30, 2024, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 12— Related party transactions.

	For the Three Months ended September 30, 2025	For the Nine Months ended September 30, 2025	As of September 30, 2025
	Percentage of Revenue	Percentage of Revenue	Percentage of Account Receivable
Customer A	<10%	<10%	34%
Customer C	43%	34%	<10%
Customer M	15%	<10%	<10%
Customer N	11%	<10%	<10%
Iluminar	<10%	<10%	30%

	For the Three Months ended September 30, 2024	For the Nine Months ended September 30, 2024	As of December 31, 2024
	Percentage of Revenue	Percentage of Revenue	Percentage of Account Receivable
Iluminar	37%	25%	35%
Customer A	15%	21%	31%
Customer C	<10%	10%	<10%

During the three and nine months ended September 30, 2025 and during the three and nine months ended September 30, 2024, the major vendors of the Company are as below. Both Megaphoton and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 12— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the Three Months ended September 30, 2025	For the Nine Months ended September 30, 2025	As of September 30, 2025
	Percentage of Purchase	Percentage of Purchase	Percentage of Account Payable
Vendor A	<10%	<10%	10%
Vendor E	<10%	54%	<10%
Iluminar	<10%	42%	<10%
Megaphoton Inc.	<10%	<10%	55%

	For the Three Months ended September 30, 2024	For the Nine Months ended September 30, 2024	As of December 31, 2024
	Percentage of Purchase	Percentage of Purchase	Percentage of Account Payable
Vendor A	31%	42%	20%
Vendor B	25%	<10%	<10%
Vendor E	18%	31%	<10%
Vendor F	11%	<10%	<10%
Megaphoton Inc.	<10%	<10%	49%

Note 17 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicles, offices and warehouses space in California, Pennsylvania and Texas. $334,675 and $470,716 of operating lease right-of-use assets and $321,205 and $467,982 of operating lease liabilities were reflected on the September 30, 2025 and December 31, 2024 financial statements, respectively.

On May 15, 2021, Hydroman entered into a lease agreement of the warehouse in California. The lease term was from May 16, 2021 to May 15, 2022. The lease payments are $22,375 per month. On May 16, 2022, Hydroman extended the lease of the warehouse in California. The new leasing term was from June 16, 2022 to June 15, 2025 and an extra month from May 16, 2022 to June 15, 2022 free of charge. The lease payments are $29,088 per month for the period commencing June 16, 2022 and ending June 15, 2023, $29,960 per month for the period commencing June 16, 2023 and ending June 15, 2024, $30,859 per month for the period commencing June 16, 2024 and ending June 15, 2025. The Company did not renew the lease.

On May 28, 2023, Visiontech entered into a lease agreement for a vehicle. The leasing term began on May 28, 2023 and terminated on April 28, 2025 with a first installment of $15,000 and then continuously monthly payment of $1,550.

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

On March 11, 2025, NMI entered into a lease agreement for a vehicle. The leasing term began on March 11, 2025 and will terminate on February 11, 2028 with a first installment of $2,800 and then continuously monthly payment of $1,765.

On August 8, 2025, NMI entered into a lease agreement for another vehicle. The leasing term began on August 8, 2025 and will terminate on July 8, 2028 with a first installment of $25,827 and then continuously monthly payment of $686.

As of September 30, 2025 and December 31, 2024, the weighted-average remaining operating lease term of its existing leases is approximately 2.17 and 2.04 years, respectively. As of September 30, 2025 and December 31, 2024, the average discount rate of its existing leases is approximately 6.96% and 7.14%, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lease cost	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$52,847	$119,263	$265,447	$287,508
Other information
Cash paid for amounts included in the measurement of lease liabilities	67,701	81,974	122,612	198,208

The supplemental balance sheet information related to leases for the period is as follows:

	As of September 30, 2025	As of December 31, 2024
Operating leases
Right of use asset	334,675	470,716

Lease Liability – current portion	165,450	262,380
Lease Liability – net of current portion	155,755	205,602
Total operating lease liabilities	$321,205	$467,982

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended September 30,	Operating Lease
2026	$182,078
2027	121,573
2028	42,113
Less: Imputed interest/present value discount	(24,559)
Present value of lease liabilities	$321,205

Note 18 — Commitment and Contingencies

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

On March 1, 2024, NMI was notified of a complaint in San Bernardino Superior Court by Vien Le, its former CFO, who was employed approximately 2 months. The lawsuit claims wrongful discharge, untimely payment of wages and other related items. The Company has retained counsel and believes it will successfully defend against this lawsuit.

On October 22, 2024, Growterra, LLC (“Growterra”) filed a complaint against the Company and the Company’s chief executive officer in the Court of Common Pleas, Hamilton County, Ohio, alleging that it purchased lighting products from the Company, under which the Company would provide Growterra software, IP, and design documentation related to hydroponic containers and identify Growterra as an additional insured on the Company’s product liability insurance. Growterra alleges the Company failed to perform these obligations. Growterra is alleging breach of contract, fraud, and misappropriation of trade secrets as well as related causes of action. Growterra does not state an amount of damages but is also seeking rescission. The Company has been negotiating with Growterra and feels it can defend itself successfully. The Company has filed a motion to compel discovery responses against Growterra LLC due to their failure to produce documents in discovery. In response, Growterra filed a partial motion for summary judgment on liability only, arguing they should not have to comply with their discovery obligations. The Company has argued to the court that Growterra must respond to discovery before any other motions are heard. The Company is awaiting the Court’s decision.

On October 30, 2024, Visiontech filed a cross-complaint against Beverly Hills View, Inc. (“BHV”) in Los Angeles Superior Court. This action responded to an initial lawsuit filed by BHV on August 29, 2024, in which BHV claimed that the lighting products received were unsuitable for its cannabis growing operation and claiming damages of $2,500,000.

On November 22, 2024, NM Data entered into an investment agreement to acquire 51% of Future Tech for total of $3 million. Future Tech is an Ohio-based company, for the development and construction of a 50MW high density data center and a vertical farming facility in Stryker, Ohio. The closing of the acquisition of FutureTech is subject to Future Tech’s executing an electricity sales and purchase agreement with a certain supplier set forth in the agreement and Future Tech entering into a ten-year lease option to purchase indoor space as set forth in the agreement. Through the date of the report, $721,000 was paid to Future Tech with $2.3 million still to be paid based on closing.

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

Note 19 — Segment information

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

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is segment profit or loss, as reported on the statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$72,377	$3,052,727	$1,663,205	$8,662,414
Less:
Cost of revenues	71,951	2,824,614	1,458,521	7,669,764
Operating expenses:
Salary and benefits expenses	257,347	473,629	928,898	1,449,580
Professional fees	459,614	552,696	1,219,820	1,484,835
Stock-based compensation	84,146	848,075	230,039	1,215,880
Other selling, general and administrative	404,018	312,553	1,165,104	1,064,192
Provision for credit losses	126,824	36,597	306,091	60,988
Other expenses (income):
Interest expense, net	559,140	738,468	2,062,483	1,527,443
Non cash finance expense	200,000	-	200,000	1,000,000
Loss on loan extinguishment	90,062	15,131	50,062	15,131
Other segment (income) expense	(9,936)	1,300	2,024	(2,438)
Income taxes	-	-	1,700	2,500
Net loss	$(2,170,789)	$(2,750,336)	$(5,961,537)	$(6,825,461)

Note 20 — Subsequent events

The Company evaluated subsequent events and transactions that occurred after September 30, 2025 up through November 14, 2025 which is the date of these unaudited condensed consolidated financial statements are available to be issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 1, 2025, the Company entered into another securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”) pursuant to which the Company sold to Diagonal a convertible promissory note in the aggregate principal amount of $112,800 with an original issue discount of $18,800 and closing expenses of $9,000 deducted from funding amount. The note bears an annual interest charge of 15% and maturity date of June 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price.

On October 8, 2025, the Company filed Certificate of Designations and related amendments with the State of Delaware. Such filing provided for new classes of preferred stock in Series A, Series B, Series C and Series D. The Company is authorized to issue up to 1,000,000 shares of preferred stock. 300 are designated for Series A, 5,000 for Series B, 9,500 for Series C, and 2,000 for Series D.

On October 10, 2025, the Company signed a Securities and Purchase Agreement with GHS Investments LLC (“Investor”) which awarded 50 additional Series A Preferred Shares to the Investor. Such shares are for consideration of the consent to the creation and issuance of Series B and C preferred stock to a real estate holding entity and its agreement to sell its assets to the Company on September 22, 2025 (see Note 6 – Asset acquisition under common control). In addition to the issuance of Series B and C Preferred Shares, the Company issued a convertible promissory note in the amount of $3,000,000. Each Series A Preferred Share has a stated value of $1,200 and par value of $0.0001 per share.

On October 10, 2025, the Company was notified that a lawsuit has been filed in the State of New York by Agrify Corp. The complaint alleges breach of contract in a purchase order of L.E.D. lights. The purchase order originally was part of a termination agreement of a merger agreement. The Company has always stated that the specific L.E.D. products mentioned in the purchase agreement were not in compliance with government requirements and cannot be re-sold. Agrify seeks damages of approximately $481,000 plus fees and costs. The Company is defending the action. Based on consultation with external counsel, an unfavorable outcome is reasonably possible; however, the Company cannot reasonably estimate a loss or range of loss at this time. Accordingly, no accrual has been recorded as of September 30, 2025, and the Company will update this disclosure as additional information becomes available.

On October 28, 2025, the Company filed form PRE 14C with the Securities and Exchange Commission that based on a record date of October 16, 2025, shareholders shall be mailed a vote to approve the adoption of a Reverse Stock Split and Capital Increase Amendment. The range of the Reverse Split is 1:5 to 1:20. The Common Shares authorized shall be increased from 100,000,000 to 1,000,000,000.

On October 20, 2025, the Company received an investment of $250,000 from Huanfu Cui, an Asian-based individual investor, which was followed with another $200,000 tranche on October 31, 2025. The investments are based on the Securities Purchase Agreement signed on October 29, 2025 with the Company. Mr. Cui shall invest up to $500,000 and shall be issued Series F Preferred Shares that have a fixed conversion price of $0.2813. The $450,000 received amounts are the equivalent of 1,599,715 common shares if converted and 1,777,778 if another $50,000 is received by the Company.

On November 6, 2025, GHS Investments LLC converted 46 Series A Preferred Stock, $1,200 each and was issued 690,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2025. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

Overview

We are a growing agriculture technology company providing products to indoor growers in a CEA (Controlled Environment Agriculture) setting in North America. Our main products are commercial grade LED lights and related equipment designed for indoor growers. For over 10 years, the Company has utilized manufacturing relationships in China to provide quality and cost-efficient products in this space. In the 4th quarter 2024, we renamed a subsidiary to Hydroman Electric Inc. for the purpose of entering electric vehicle (“EV”) market as we aim to distribute EV medium sized trucks to customers in Latin America and also develop indoor growing systems within these EV trucks. In 2024, the Company also started investments in Future Tech Inc., a Bitcoin mining and data center business. In 2025, the Company made announcements to enter the field of Digital Treasury Management with an emphasis on XRP as a base cryptocurrency and its applications on tokenization of real-world assets.

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

On April 24, 2023, we entered into a strategic cooperation agreement with Sinoinnovo Technology (Guangdong) Co., Ltd. (“Sinoinnovo”), a company incorporated under the laws of China, pursuant to which Nature’s Miracle will source from Sinoinnovo its grow light systems for distribution in the U.S. and Europe. Both companies will also cooperate jointly to set up advanced manufacturing capabilities in China and the U.S.

 On October 28, 2025 we entered into a licensing agreement with Datavault AI (Nasdaq: DVLT), a leader in patented data tokenization and monetization. This agreement calls for Nature’s Miracle to license Datavault AI’s Carbon Credit Tokenization System.

Asset acquisition of Zak Properties, LLC

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Big Lake Capital LLC (“Big Lake”), pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, LLC, an Ohio limited liability company (“Zak Properties”), which in turn owns certain real property located in the State of Ohio, commonly known as 405 Madison Ave. with equity and debt financing. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. As such we recorded the acquisition of the property at cost. Nature’s Miracle issued 5,000 Series B and 9,500 Series C Preferred Shares to Big Lake and also signed a new note of $3 million.

We acquired Zak Properties in order to strengthen our balance sheet, generate rental income to provide us a steadier stream of cashflow, and to have the ability to obtain real estate loans to augment our capital needs.

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2025 and 2024

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months Ended September 30,			Percentage
	2025	2024	Change	Change
Revenues	$72,377	$3,052,727	$(2,980,350)	(97.6)%
Cost of revenues	71,951	2,824,614	(2,752,663)	(97.5)%
Gross profit	426	228,113	(227,687)	(99.8)%
Selling, general and administrative expenses	1,205,125	2,186,953	(981,828)	(44.9)%
Provision for credit losses	126,824	36,597	90,227	246.5%
Loss from operation	(1,331,523)	(1,995,437)	663,914	(33.3)%
Total other expense, net	(839,266)	(754,899)	(84,367)	11.2%
Loss before income taxes	(2,170,789)	(2,750,336)	579,547	(21.1)%
Total provision for income taxes	-	-	-	-
Net Loss	$(2,170,789)	$(2,750,336)	$579,547	(21.1)%
Gross profit % of revenues	0.6%	7.5%
Net Income % of revenues	(2,999.3)%	(90.1)%

Revenue

Revenue for the three months ended September 30, 2025 decreased by 97.6% to $72,377 as compared to $3,052,727 for the three months ended September 30, 2024. Revenue declined due to cash constraints that restricted inventory purchases; as we were mainly selling our inventory on hand. The Company is seeking additional financing in fourth quarter to replenish inventory, and management expects the revenue situation to improve once inventory levels are restored.

For the three months ended September 30, 2025 and 2024, we had 24 and 59 customers, respectively. Average revenue per customer for the three months ended September 30, 2025 and 2024 were $3,016 and $51,741, respectively. Our revenue from top 5 customers for the three months ended September 30, 2025 was $62,179 compared to $2,303,692 for the three months ended September 30, 2024, representing a decrease of 97.3%. The lower average sale and decreased revenue from top 5 customer are reflective the impact of limited inventory availability.

Costs of Revenue

Costs of revenue for the three months ended September 30, 2025 decreased 97.5% to $71,951 as compared to $2,824,614 for the three months ended September 30, 2024. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to limited inventory availability.

Gross Profit

Gross profit was $426 for the three months ended September 30, 2025 and $228,113 for the three months ended September 30, 2024, respectively. The gross margin for the three months ended September 30, 2025 decrease to 0.6% from 7.5% for the three months ended September 30, 2024. The decrease in gross margin was primarily driven by the sale of existing inventory, which carried lower margins.

Operating expenses

Operating expenses for the three months ended September 30, 2025 decreased 40.1% to $1,331,949 as compared to $2,223,550 for the three months ended September 30, 2024. The decrease was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 decreased 44.9% to $1,205,125 as compared to $2,186,953 for the three months ended September 30, 2024. The decrease was mainly due to decreased Company’s stock compensation expenses of $763,929 as a result of completion of vesting periods of certain employees; decrease in professional fees of $93,082, mainly related to lower spending on public relations and SEC filing activities; and a decrease in payroll expenses of $216,283 resulting from a reduced headcount.

Provision for credit losses

Provision for credit losses for the three months ended September 30, 2025 increased 246.5% to $126,824 as compared to $36,597 for the three months ended September 30, 2024. The increase was primarily due to higher estimated credit risk associated with outstanding receivables during the period.

Other Expenses

Other expenses primarily consist of net interest expense, other finance expense related to our loans and net rental income. Other expenses for the three months ended September 30, 2025 was $839,266 as compared to other expense of $754,899 for the three months ended September 30, 2024. The increase was mainly due to the increase in non cash finance expense of $200,000, offset by the decrease in interest expenses of $179,329.

Interest expense for the three months ended of September 30, 2025 and 2024 were $559,140 and $738,468, respectively; decreased as a result of multiple high interest loans matured and the accrued interest decreased during three months ended of September 30, 2025. For the three months ended of September 30, 2025 and 2024, the short-term loan borrowing increase was approximately $0 and $489,970, respectively. As of September 30, 2025 and 2024, the short-term loan balances were approximately $2.6 million and $2.9 million, respectively.

Non-cash finance expense for the three months ended of September 30, 2025 and 2024 were $200,000 and $0, respectively. This increase is primarily due to the expensing of commitment shares to be issued under the Amended Equity Financing Agreement with GHS Investments dated July 25, 2025.

Rental income, net for the three months ended of September 30, 2025 and 2024 were $12,126 and $0, respectively.

Other income for the three months ended of September 30, 2025 was $90 and other expense for the three months ended of September 30, 2024 was $1,300, respectively.

Income Tax Expense

Our income tax expense was amounted to $0 and $0 for the three months September 30, 2025 and 2024, respectively.

The effective tax rate for the three months ended September 30, 2025 and 2024 were 0.0% and 0.0%. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the three months ended September 30, 2025 was $2,170,789 as compared to net loss of $2,750,336 for the three months ended September 30, 2024, representing a decrease of $579,547. The decrease was primarily due to decrease of gross profit, selling, general and administrative expenses.

For the Nine Months ended September 30, 2025 and 2024

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Nine Months Ended September 30,			Percentage
	2025	2024	Change	Change
Revenues	$1,663,205	$8,662,414	$(6,999,209)	(80.8)%
Cost of revenues	1,458,521	7,669,764	(6,211,243)	(81.0)%
Gross profit	204,684	992,650	(787,966)	(79.4)%
Selling, general and administrative expenses	3,543,861	5,214,487	(1,670,626)	(32.0)%
Provision for credit losses	306,091	60,988	245,103	401.9%
Loss from operation	(3,645,268)	(4,282,825)	637,557	(14.9)%
Total other expense, net	(2,314,569)	(2,540,136)	225,567	(8.9)%
Loss before income taxes	(5,959,837)	(6,822,961)	863,124	(12.7)%
Total provision for income taxes	1,700	2,500	(800)	(32.0)%
Net Loss	$(5,961,537)	$(6,825,461)	$863,924	(12.7)%
Gross profit % of revenues	12.3%	11.5%
Net Income % of revenues	(358.4)%	(78.8)%

Revenue

Revenue for the nine months ended September 30, 2025 decreased 80.8% to $1,663,205 as compared to $8,662,414 for the nine months ended September 30, 2024. Revenue declined due to cash constraints that restricted inventory purchases; as we were mainly selling our inventory on hand. The Company is seeking additional financing in Q4 to replenish inventory, and management expects the revenue situation to improve once inventory levels are restored.

For the nine months ended September 30, 2025 and 2024, we had 68 and 114 customers, respectively. Average revenue per customer for the nine months ended September 30, 2025 and 2024 were $24,459 and $75,986, respectively. Our revenue from top 5 customers for the nine months ended September 30, 2025 was $986,685 compared to $5,443,321 for the nine months ended September 30, 2024, representing a decrease of 81.9%. The lower average sale and decreased revenue from top 5 customer are reflective the impact of limited inventory availability.

Costs of Revenue

Costs of revenue for the nine months ended September 30, 2025 decreased 81.0% to $1,458,521 as compared to $7,669,764 for the nine months ended September 30, 2024. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to limited inventory availability.

Gross Profit

Gross profit was $204,684 for the nine months ended September 30, 2025 and $992,650 for the nine months ended September 30, 2024, respectively. The gross margin for the nine months ended September 30, 2025 increase to 12.3% from 11.5% for the nine months ended September 30, 2024. The increase in gross margin was primarily driven by higher sales of new, higher-margin products such as grow media products. Sales revenue from grow media and related products increased to $360,340 for the nine months ended September 30, 2025, compared to $192,221for the same period in 2024.

Operating expenses

Operating expenses for the nine months ended September 30, 2025 decreased 27.0% to $3,849,952 as compared to $5,275,475 for the nine months ended September 30, 2024. The decrease was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 decreased 32.0% to $3,543,861 as compared to $5,214,487 for the nine months ended September 30, 2024. The decrease was mainly due to decrease Company’s stock compensation expenses of $988,239 as a result of completion of vesting periods of certain employees; decrease in professional fees of $265,016, mainly related to lower spending on public relations and SEC filing activities; and a decrease in payroll expenses of $520,682 resulting from a reduced headcount.

Provision for credit losses

Provision for credit losses for the nine months ended September 30, 2025 increased 401.9% to $306,091 as compared to $60,988 for the nine months ended September 30, 2024. The increase was primarily due to higher estimated credit risk associated with outstanding receivables during the period.

Other Expenses

Other expenses primarily consist of net interest expense, other finance expense related to our loans and net rental income. Other expenses for the nine months ended September 30, 2025 was $2,314,569 as compared to other expense of $2,540,136 for the nine months ended September 30, 2024. The decrease was mainly due to the decrease in non cash finance expense of $800,000, offset by the increase of interest expenses of $535,040.

Interest expense for the nine months ended of September 30, 2025 and 2024 were $2,062,483 and $1,527,443, respectively; increased as a result of multiple convertible notes and high interest loans in 2025. The convertible notes and convertible notes – related party borrowing increased was approximately $1,993,300 and $797,500, respectively. As of September 30, 2025 and 2024, the short-term loan balances were approximately $2.6 million and $2.9 million, respectively. For the nine months ended September 30, 2024, 66.0% of the loans were from third-party lenders with interest rates ranging from 8.0% to 12.0%, while the remaining loans were receivables factoring loans with significantly higher interest rates ranging from 66.4% to 100.0%. In contrast, for the nine months ended September 30, 2025, 36.0% of the loans were from third-party lenders at 8.0% to 22.6%, with the remainder consisting of receivables factoring loans bearing interest rates between 84.0% and 97.0%. The increase in higher-rate factoring loans in the current year and the increase in overall loan balances contributed to the rise in interest expense.

Non-cash finance expense for the nine months ended of September 30, 2025 and 2024 were $200,000 and $1,000,000, respectively. This decrease is primarily due to the expensing of 3,334 shares of common stock issued under a Letter Agreement dated November 15, 2023, in connection with the merger. These shares, valued at approximately $1.0 million, were issued to Tie (James) Li and Zhiyi Zhang for their guarantees related to the repayment of the Newtek Loan, which had a principal amount of $3,700,000. The value of the shares was expensed as non-cash finance expenses upon the completion of the merger in 2024.

Rental income, net for the nine months ended of September 30, 2025 and 2024 were $12,126 and $0, respectively.

Other expense for the nine months ended of September 30, 2025 was $11,870 and other income for the nine months ended of September 30, 2024 was $2,438.

Income Tax Expense

Our income tax expense was amounted to $1,700 and $2,500 for the nine months September 30, 2025 and 2024, respectively.

The effective tax rate for the nine months ended September 30, 2025 and 2024 were 0.0% and 0.0%. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the nine months ended September 30, 2025 was $5,961,537 as compared to net loss of $6,825,461 for the nine months ended September 30, 2024, representing a decrease of $863,924. The decrease was primarily due to decrease of selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of September 30, 2025, we had $61,450 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $19.0 million as of September 30, 2025.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. For the three months ended September 30, 2025 and 2024, and for the nine months ended September 30, 2025 and 2024 we incurred substantial losses as shown in the financial statement section. Our actual revenue for the three months ended September 30, 2025 and 2024 was approximately $72,377 and $3.1 million, respectively. Our actual revenue for the nine months ended September 30, 2025 and 2024 was approximately $1.7 million and $8.7 million, respectively. Such volume and relatively low gross profit margins are not enough to support high administrative costs relating to our going public and expenses as a public company. We have raised equity capital twice in 2024 but utilized most proceeds towards repayment of debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

●	financial support from our related parties and shareholders;

●	other available sources of financing from banks and other financial institutions;

●	equity financing through capital market

We have a $20 million equity financing program (“ELOC”) with GHS Investment and this was declared effective by SEC. The Company can draw on this facility for its working capital needs and others.

We have access to investors who are providing convertible note financing for public companies and we have been utilizing the convertible note for part of our financing needs.

Our shareholder also offers support for the Company. Big Lake Capital, LLC, a related party controlled by Tie Li (our Chairman and CEO) entered into a $2 million Convertible Promissory Note on April 11, 2025 with the initial tranche of $600,000. We have borrowed $652,800 for the nine months ended September 30, 2025 under this note and may borrow up to an additional amount of $1,347,200 under the note.

We have entered into a securities purchase agreement for $2 million with Y.K. Capital Management, Inc. on September 19, 2025. We have received an initial payment of $500,000 for the issuance of preferred shares and the remaining proceeds of $1.5 million are expected to be collected subsequent to the period end.

On October 20, 2025, we received an investment of $250,000 from Huanfu Cui, an Asian-based individual investor, which was followed with another $200,000 tranche on October 31, 2025. The investments are based on the Securities Purchase Agreement signed on October 29, 2025. This agreement calls for a total investment of $500,000, issuance of Series F Preferred shares which are convertible into common shares at a fixed price of $0.2813. If fully funded and converted, the Preferred Shares would be the equivalent of 1,777,778 common shares.

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

Cash Flows

The following tables set forth our selected consolidated cash flow data for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
	US$	US$
Net cash used in operating activities	(1,805,482)	(3,170,717)
Net cash used in investing activities	(863,359)	(40,000)
Net cash provided by financing activities	2,309,845	3,029,142
Effect of exchange rate changes	315	(71)
Net change in cash	(358,681)	(181,646)
Cash and cash equivalents, at the beginning of period	420,131	221,760
Cash and cash equivalents, at the end of period	61,450	40,114

Operating Activities

Net cash used in operating activities was approximately $1.8 million for the nine months ended September 30, 2025, which was mainly due to our net loss of approximately $6.0 million with non-cash items, including depreciation expense, provision for credit losses, amortization of debt issuance cost, stock compensation expense, non cash finance expense and amortization of operating right-of-use asset of approximately $1.4 million. Our cash outflow is mainly due to decrease in accounts payable of approximately $1.2 million due to decrease in our purchase from vendor. Our cash outflow is offset by cash inflow of approximately $1.1 million of inventory due to sold more on hand inventory, increase from other payable and accrued liabilities of approximately $1.9 million mainly consists of accrued professional fees and accrued interest on short term loans, long term loans and convertible notes. Additionally, approximately $0.8 million decreased in accounts receivable as our sales decreased.

Net cash used in operating activities was approximately $3.2 million for the nine months ended September 30, 2024, which was mainly due to our net loss of approximately $4.0 million after adjustment of non-cash items and increased accounts receivable of approximately $2.7 million due to increased revenue offset by cash inflow of approximately $1.3 million increased from accounts payable as we increased our purchase from vendors and approximately $1.7 million decreased in inventory as we used more on hand inventory.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities amount to approximately $900,000 which was primarily for deposit from investment of Future Tech of $721,000 and deposit from licensing fee of Datavault AI of $200,000.

For the nine months ended September 30, 2024, net cash used in investing activities amount to approximately $40,000 which was primarily for loan to Lakeshore of $40,000 prior to the Merger, offset by net proceed from reverse recapitalization of $197.

Financing Activities

Net cash provided by financing activities was approximately $2.3 million for the nine months ended September 30, 2025. The increase in net cash provided was primarily a result of proceeds from issuance of Series A and D preferred stock of approximately $0.7 million, net proceeds from exercise of warrants of approximately $0.9 million, net proceeds from short-term loan from third parties of approximately $0.4 million, net proceeds from convertible notes borrowing of approximately $2.0 million offset by repayments on short-term loan from third parties of approximately $0.8 million, repayments on convertible notes of approximately $0.7 million, repayments on short-term loan from related parties of approximately $0.2 million.

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

Non-cash transactions

Non-cash transactions primarily consisted of asset acquisition via preferred stock issuance of approximately $9.8 million and asset acquisition via convertible note issuance of $3.0 million pursuant to the asset acquisition of Zak Properties, LLC, with preferred stock and a convertible note issued as consideration for the membership interests.

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

We transfer the risk of loss or damage upon shipment, therefore, revenue from product sales is recognized at a point in time when control of product transfer to customer and we have no further obligation to provide services related to such product evidenced by customer signing acceptances upon receipt of goods. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience.

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

Long-lived assets impairment

The Company reviews the impairment of its long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. As of September 30, 2025 and 2024, we determined there was no impairment as we estimated disposal value of our assets (mainly two buildings) exceed carrying value.

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

In July 2025, the FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Subtopic 326) (“ASU 2025-05”), simplifies the Current Expected Credit Loss (CECL) model for receivables and contract assets by offering a practical expedient to use current conditions for forecasts and an accounting policy election to consider post-balance sheet collections, allowing for early adoption for financial statements not yet issued. The guidance is effective for annual reporting periods beginning after December 15, 2025, but early adoption is permitted. The Company plans to adopt the ASU prospectively for the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2025, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; and (viii) a lack of controls over income tax. We plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. generally accepted accounting principles (“GAAP”) and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, and strengthening corporate governance.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

On July 24, 2025, the Company entered into debt-to-equity conversion agreements (the “Agreements”) with Tie (James) Li (“Mr. Li”), Zhiyi Zhang (“Mr. Zhiyi Zhang”), George Yutuc (“Mr. Yutuc”), and Peng Zhang (“Mr. Peng Zhang”). Pursuant to the Agreements, wages and salaries owed and unpaid to Mr. Li, Mr. Zhiyi Zhang, and Mr. Yutuc were converted into shares of common stock of the Company based on the trading price of $0.1305, the price at the end of the signing date of the Agreements. Pursuant to the Agreement with Mr. Li, the parties agreed that his unpaid wages and salaries through July 23, 2025, or $673,476, be converted into 5,160,739 shares of common stock of the Company. Pursuant to the Agreement with Mr. Zhiyi Zhang, the parties agreed that his unpaid wages and salaries through July 23, 2025, or $406,691, be converted into 3,111,408 shares of common stock of the Company. Pursuant to the Agreement with Mr. Yutuc, the parties agreed that 50% of his wages and salaries from February 2025 to June 30, 2025, or $52,083, be converted into 399,106 shares of common stock of the Company. Mr. Li is the Company’s chief executive officer, Mr. Zhang is the Company’s president, and Mr. Yutuc is the Company’s chief financial officer. Pursuant to the Agreement with Mr. Peng Zhang, debt owed on a note issued to Mr. Peng Zhang by the Company in an outstanding amount of $560,000 was converted into 4,291,188 shares of common stock of the Company based on the trading price of $0.1305, the price at the end of the signing date of the Agreement.

On August 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with Firstfire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), pursuant to which the Company sold, and FirstFire purchased, (i) a convertible promissory note in the principal amount of $172,500 (the “Note”), and (ii) 200,000 shares of Class A common stock, par value $0.0001, of the Company (the “Commitment Shares”), for an aggregate purchase price of $150,000 (the “Transaction”). The Note matures 12 months following the issue date, accrues interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the Note), and is unsecured. The Note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to 75% of the lowest traded price during the 10 trading days prior to the conversion date, subject to adjustment as set forth in the Note, including upon the Company failing to make amortization payments or upon an event of default; provided, however, that the holder may not convert the Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock.

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Big Lake Capital LLC (“Big Lake”), pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, LLC, an Ohio limited liability company (“Zak Properties”), which in turn owns certain real property located in the State of Ohio, commonly known as 405 Madison Ave. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. The purchase price for Zak Properties (the “Purchase Price”) was $17,500,000, and was paid by the Company as follows: (i) on October 16, 2025, the Company issued 5,000 shares of Series B Preferred Stock (valued at $5,000,000) of the Company which (a) can be converted into Common Stock, par value $0.0001 per share, of the Company (“Common Stock”) at $0.1180 per share and (b) have certain voting rights equal to twenty (20) votes per one (1) share of Series B Preferred Stock; (ii) on October 16, 2025, the Company issued 9,500 shares of Series C Preferred Stock (valued at $9,500,000) of the Company which are convertible into shares of Common Stock at $0.1180 per share; and (iii) on September 18, 2025, the Company issued a convertible promissory note (the “Note”) in the principal amount of $3,000,000 in favor of Big Lake with a term of two years from the date of issuance and interest in the amount of 10% per annum.

On September 19, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Y. K. Capital Management, Inc. (the “Series D Investor”), whereby the Series D Investor agreed to purchase 2,000 shares of Series D preferred stock, $0.0001 par value per share (the “Series D Shares”), at a purchase price of $1,000 per Series D Share. On the initial closing date of October 16, 2025, the Series D Investor purchased five hundred (500) Series D Shares for a purchase price of $500,000. The second closing will be for the purchase of five hundred (500) Series D Shares for the aggregate purchase price of $500,000 before October 30, 2025 and the third and final closing will be for the purchase of one thousand (1,000) Series D Shares for the aggregate purchase price of $1,000,000 prior to the Company’s application for uplisting to the NYSE or Nasdaq. The Series D Shares have a stated value of $1,000 per share (the “Stated Value”), and shall bear dividends at the rate of 8% per annum, for so long as the Series D Shares have not been redeemed or converted. The Series D Shares are convertible into shares of Common Stock of the Company at a conversion price of $0.1180 as set forth in in the Certificate of Designations previously filed with the State of Delaware.

On October 10, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments, LLC, a Nevada limited liability company (the “Series A Investor”) (the “Investor”), whereby the Investor agreed to purchase 50 shares of the Company’s existing Series A preferred stock, $0.0001 par value per share (the “Series A Shares”), in consideration of the Series A Investor’s consent for the Company to enter into previously disclosed transactions including: (A) creating the Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, (B) issuing 5,000 shares of the Series B Stock (which contain 20-1 super voting rights), 9,500 shares of the Series C Stock in a transaction pursuant to which the Company will acquire certain assets owned by James Li, the Company’s Chief Executive Officer, and (C) issuing a promissory note in favor of an affiliate of James Li in the aggregate principal amount of $3,000,000. The Series A Shares were issued on October 16, 2025 and have a stated value of $1,200 per share (the “Stated Value”), and bear dividends at the rate of 12% per annum, for so long as the Series A Shares have not been redeemed or converted. The Series A Shares are convertible into shares of Common Stock of the Company at a conversion price of $0.112.

In connection with the foregoing, the Company relied on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. No underwriters were used in the transactions above.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
3.2	Amendment No. 1 to Certificate of Designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
3.3	Certificate of Designation for the Series C Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
3.4	Certificate of Designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
3.5	Amendment No. 1 Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
3.6	Certificate of Designation for the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
3.7	Amendment No. 1 Certificate of Designation for the Series D Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
10.1	Form of Debt to Equity Conversion Agreement, dated July 24, 2025 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 28, 2025 (Accession No. 0001213900-25-068271))
10.2	Debt Equity Conversion Agreement, by and between the Company and the noteholder, date July 24, 2025 (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 28, 2025 (Accession No. 0001213900-25-068271))
10.3	Amended Equity Financing Agreement dated July 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 28, 2025 (Accession No. 0001213900-25-068249))
10.4	Membership Interest Purchase Agreement dated September 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
10.5	Securities Purchase Agreement dated September 19, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
10.6	Securities Purchase Agreement dated October 10, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S MIRACLE HOLDING INC.

Dated: November 14, 2025	/s/ Tie (James) Li
Tie (James) Li
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2025	/s/ George Yutuc
George Yutuc
Chief Financial Officer (Principal Financial and Accounting Officer)