Form 10-Q/A
period 2025-09-30
Nature's Miracle Holding Inc.
filed 2026-04-14
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of April 13, 2026, the registrant had a total of 348,849,178 shares of its common stock, par value $0.0001 per share, issued and outstanding.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Report”) amends the Quarterly Report on Form 10-Q of Nature’s Miracle Holdings Inc. (the “Company,” “we,” “our,” or “us”) for the quarterly period ended September 30, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2025 (the “Original Filing”). This Amended Report is being filed to restate the Company’s unaudited condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2025, including as described in Note 3, “Restatement of previously issued financial statements,” to the unaudited condensed consolidated financial statements included herein. Information that was not affected by the restatement is unchanged from the Original Filing.

Restatement Background.

During the preparation of the Company’s financial close for the quarter and year ended December 31, 2025, the Company became aware of the fact that a $1.65 million loan made by a third party on April 11, 2025 to Zak Properties, LLC, an entity newly acquired by the Company on September 18, 2025 (“Zak Properties”), was not properly recorded on Zak Properties’ books and records, causing the understatement of short term loans on the Company’s books and records as of and for the period ended September 30, 2025.

As a result, the Company’s restated financial statements reflect the proper recognition of the $1.65 million loan as a short-term liability of Zak Properties as of the acquisition date, with corresponding adjustments to the Company’s net assets acquired, additional paid-in capital, current assets/liabilities, debt disclosures, and related statements of operations, changes in stockholders’ deficit, and cash flows.

Management evaluated the erroneous omission in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the omission was material to the previously issued interim financial statements for the periods ended September 30, 2025. The omission did not result from intentional misconduct and was attributable to a lack of proper control over Zak Properties as a newly acquired subsidiary entity of the Company.

The Company has corrected the error in the current period and plans to implement enhanced reconciliation and review controls designed to prevent similar errors in future reporting periods.

Internal Control Considerations.

The above-described error resulted from deficiencies in the Company’s internal controls over financial reporting with respect to lack of controls for performance of due diligence on new acquisitions.

This control deficiency is consistent with and directly related to the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Original Filing, in which management concluded that disclosure controls and procedures were not effective as of September 30, 2025. For more information, including regarding management’s remediation measures, see Part I, Item 4, “Controls and Procedures.”

Items Amended.

The following items of the Original Filing have been amended and restated:

Part I, Item 1: Financial Statements (Unaudited) - including the unaudited condensed consolidated balance sheet as of September 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, the unaudited condensed consolidated statements of change in stockholders’ deficit for the three and nine months ended September 30, 2025, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025, and the related notes to the unaudited condensed consolidated financial statements.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4: Controls and Procedures

Part II, Item 6: Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2 and 32.1).

This Amended Report makes no other changes to the Original Filing and no attempt has been made in this Amended Report to modify or update the other disclosures presented in the Original Filing. This Amended Report does not reflect subsequent events occurring after the original filing of the Original Filing (i.e., those events occurring after November 14, 2025) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amended Report should be read in conjunction with the Original Filing and our other filings with the SEC

ii

PART I – FINANCIAL INFORMATION

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2025	2024
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,450	$420,131
Accounts receivable, net	1,221,142	1,829,044
Accounts receivable - related parties, net	517,904	976,449
Inventories, net	639,417	1,778,583
Prepayments and other current assets	149,691	151,431
Prepayments - related parties	21,662	10,000
Loan receivable – related party	605,000	-
Total Current Assets	3,216,266	5,165,638

NON-CURRENT ASSETS
Deposits	977,720	428,633
Right-of-use assets, net	334,675	470,716
Cost method investment	1,000,000	1,000,000
Property and equipment, net	17,480,697	4,246,832
Total Non-Current Assets	19,793,092	6,146,181
Total Assets	$23,009,358	$11,311,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$3,893,399	$2,668,604
Short-term loans - related parties	60,000	280,755
Current portion of long-term debts	381,270	301,076
Convertible notes	1,536,477	987,639
Convertible notes - related party	504,315	-
Accounts payable	9,330,634	10,389,978
Accounts payable - related parties	366,437	308,407
Other payables and accrued liabilities	5,470,568	3,467,637
Other payables - related parties	416,489	367,709
Operating lease liabilities - current	165,450	262,380
Commitment shares to be issued	202,280	-
Tax accrual	478,635	501,374
Deferred income - Contract liabilities	72,429	144,790
Deferred income - Contract liabilities - related party	86,468	86,468
Total Current Liabilities	22,964,851	19,766,817

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,435,968	5,678,550
Operating lease liabilities, net of current portion	155,755	205,602
Long-term convertible notes - related party	3,000,000	-
Total Non-Current Liabilities	8,591,723	5,884,152

Total Liabilities	31,556,574	25,650,969

COMMITMENTS AND CONTINGENCIES

Redeemable convertible preferred stock ($0.0001 par value, 800 and nil issued and outstanding at September 30, 2025 and December 31, 2024, respectively), at redemption value	813,605	-

SHAREHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 1,000,000 shares authorized, 14,500 and nil shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	1	-

Common stock ($0.0001 par value,100,000,000 shares authorized,13,453,190 and 2,445,364 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)*	1,347	246
Additional paid-in capital	21,386,370	10,396,274
Accumulated deficit	(30,747,872)	(24,734,689)
Accumulated other comprehensive loss	(667)	(981)
Total Stockholders’ Deficit	(9,360,821)	(14,339,150)

Total Liabilities and Stockholders’ Deficit	$23,009,358	$11,311,819

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(Restated)	(Unaudited)	(Restated)	(Unaudited)

REVENUE (including related party revenue of nil and $1,135,628 for the three months ended September 30, 2025 and 2024; $76,038 and $2,129,726 for the nine months ended September 30, 2025 and 2024)	$72,377	$3,052,727	$1,663,205	$8,662,414

COST OF REVENUE	71,951	2,824,614	1,458,521	7,669,764

GROSS PROFIT	426	228,113	204,684	992,650

OPERATING EXPENSES:
Selling, general and administrative	1,205,150	2,186,953	3,543,886	5,214,487
Provision for credit losses	126,824	36,597	306,091	60,988
Total operating expenses	1,331,974	2,223,550	3,849,977	5,275,475

LOSS FROM OPERATIONS	(1,331,548)	(1,995,437)	(3,645,293)	(4,282,825)

OTHER INCOME (EXPENSE)
Interest expense, net	(595,156)	(738,468)	(2,098,499)	(1,527,443)
Non cash finance expense	(200,000)	-	(200,000)	(1,000,000)
Loss on loan extinguishment	(90,062)	(15,131)	(50,062)	(15,131)
Change in fair value of commitment shares to be issued	(2,280)	-	(2,280)	-
Other income (expense)	12,216	(1,300)	256	2,438
Total other expense, net	(875,282)	(754,899)	(2,350,585)	(2,540,136)

LOSS BEFORE INCOME TAXES	(2,206,830)	(2,750,336)	(5,995,878)	(6,822,961)

PROVISION FOR INCOME TAXES	-	-	1,700	2,500

NET LOSS	$(2,206,830)	$(2,750,336)	$(5,997,578)	$(6,825,461)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(135)	(35)	259	(68)
COMPREHENSIVE LOSS	$(2,206,965)	$(2,750,371)	$(5,997,319)	$(6,825,529)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and diluted	11,264,018	1,008,037	7,306,585	887,420

LOSS PER SHARE
Basic and diluted	$(0.20)	$(2.73)	$(0.82)	$(7.69)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2024	-	$-	2,445,364	$246	$10,396,274	$(24,734,689)	$(981)	$(14,339,150)
Stock compensation expense	-	-	84,091	8	84,928	-	-	84,936
Shares to be issued for stock compensation	-	-	(834)	-	-	-	-	-
Shares issued through warrants exercises	-	-	1,839,023	184	865,239	-	-	865,423
Shares issued through debt-to-equity conversion	-	-	568,182	57	(57)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	394	394
Net loss	-	-	-	-	-	(2,019,811)	-	(2,019,811)
BALANCE, March 31, 2025 (Unaudited)	-	$-	4,935,826	$495	$11,346,384	$(26,754,500)	$(587)	$(15,408,208)
Stock compensation expense	-	-	-	-	60,957	-	-	60,957
Shares issued through convertible notes conversion	-	-	2,576,943	258	147,617	-	-	147,875
Foreign currency translation adjustments	-	-	-	-	-	-	(135)	(135)
Net loss	-	-	-	-	-	(1,770,937)	-	(1,770,937)
BALANCE, June 30, 2025 (Unaudited)	-	$-	7,512,769	$753	$11,554,958	$(28,525,437)	$(722)	$(16,970,448)
Preferred stock issued for asset acquisition	14,500	1	-	-	9,415,633	-	-	9,415,634
Stock compensation expense	-	-	439,833	44	84,102	-	-	84,146
Shares issued through convertible notes conversion	-	-	3,867,938	387	109,200	-	-	109,587
Shares issued under equity line of credit	-	-	1,432,650	143	145,666	-	-	145,809
Shares issued for purchase of convertible note	-	-	200,000	20	76,811	-	-	76,831
Foreign currency translation adjustments	-	-	-	-	-	-	55	55
Cumulative dividend for Series A and D preferred stock	-	-	-	-	-	(15,605)	-	(15,605)
Net loss	-	-	-	-	-	(2,206,830)	-	(2,206,830)
BALANCE, September 30, 2025 (Restated)	14,500	$1	13,453,190	$1,347	$21,386,370	$(30,747,872)	$(667)	$(9,360,821)

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2023	-	$-	742,416	$74	$1,528,926	$(8,247,862)	$(1,075)	$(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	134,476	13	-	(2,833,487)	-	(2,833,474)
Additional shares issued in connection with reverse recapitalization	-	-	5,114	1	(1)	-	-	-
Stock compensation expense	-	-	2,091	-	171,897	-	-	171,897
Shares to be issued for stock compensation	-	-	(2,091)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	50	50
Net loss	-	-	-	-	-	(2,306,806)	-	(2,306,806)
BALANCE, March 31, 2024 (Unaudited)	-	$-	882,006	$88	$1,700,822	$(13,388,155)	$(1,025)	$(11,688,270)
Stock compensation expense	-	-	5,416	1	195,907	-	-	195,908
Shares to be issued for stock compensation	-	-	(416)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	(83)	(83)
Net loss	-	-	-	-	-	(1,768,319)	-	(1,768,319)
BALANCE, June 30, 2024 (Unaudited)	-	$-	887,006	$89	$1,896,729	$(15,156,474)	$(1,108)	$(13,260,764)
Stock compensation expense	-	-	2,827	-	848,075	-	-	848,075
Shares to be issued for stock compensation	-	-	(2,827)	-	-	-	-	-
Shares and warrants issued through public offering	-	-	166,667	17	1,003,983	-	-	1,004,000
Shares and warrants issued through private placement	-	-	6,000	1	58,089	-	-	58,090
Forgiveness of related party’s debt	-	-	-	-	2,135,573	-	-	2,135,573
Foreign currency translation adjustments	-	-	-	-	-	-	(35)	(35)
Net loss	-	-	-	-	-	(2,750,336)	-	(2,750,336)
BALANCE, September 30, 2024 (Unaudited)	-	$-	1,059,673	$107	$5,942,449	$(17,906,810)	$(1,143)	$(11,965,397)

*	Giving retroactive effect to reverse recapitalization effected on March 11, 2024 and the 1-for-30 reverse stock split effected on November 21, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2025	2024
	(Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,997,578)	$(6,825,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	97,393	119,580
Allowance for credit losses	306,091	60,988
Amortization of operating right-of-use asset	245,412	264,187
Amortization of debt issuance cost	360,432	140,170
Loss on loan extinguishment	50,062	15,131
Gain on disposal of fixed assets	(28,320)	-
Stock compensation expenses	230,039	1,215,880
Non cash finance expense	200,000	1,000,000
Change in fair value of commitment shares to be issued	2,280	-
Change in operating assets and liabilities:
Accounts receivable	760,356	(2,746,275)
Inventories	1,139,166	1,712,545
Prepayments and other current assets	36,740	(253,705)
Prepayments - related parties	(11,662)	-
Security deposit	371,913	20,000
Accounts payable	(1,152,227)	1,272,250
Other payables and accrued liabilities	1,887,514	569,915
Accrued interest payable - related parties	48,155	52,520
Operating lease liabilities	(256,148)	(174,886)
Tax accrual	(22,739)	128,791
Deferred income - Contract liabilities	(72,361)	257,653
Net cash used in operating activities	(1,805,482)	(3,170,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Lakeshore	-	(40,000)
Deposit from investment of Future Tech	(721,000)	-
Deposit from licensing fee of Datavault AI	(200,000)	-
Proceeds from disposal of property and equipment	25,959	-
Proceeds from asset acquisition	31,682	-
Net cash used in investing activities	(863,359)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the reverse recapitalization	-	1,120,177
Payments of transaction costs incurred by Lakeshore	-	(1,044,980)
Repayments of promissory note - related party of Lakeshore	-	(75,000)
Proceeds from issuance of Series A and D preferred stock	738,000	-
Proceeds from exercise of warrants	865,423	-
Shares and warrants issued through public offering	-	1,004,000
Payments of deferred offering costs	-	(266,925)
Proceeds from shares issued under equity line of credit	145,809	-
Repayments on long-term loan	(156,372)	(197,743)
Short-term loan borrowing from third parties	447,555	2,977,470
Repayments on short-term loan from third parties	(819,319)	(1,075,371)
Repayments on short-term loan from related parties	(220,755)	(50,000)
Convertible notes borrowing	1,993,300	797,500
Repayments on convertible notes	(684,421)	(198,170)
Borrowings from other payables - related parties	63,307	38,184
Payments on other payables - related parties	(62,682)	-
Net cash provided by financing activities	2,309,845	3,029,142

EFFECT OF FOREIGN EXCHANGE ON CASH	315	(71)

CHANGES IN CASH	(358,681)	(181,646)

CASH AND CASH EQUIVALENTS, beginning of period	420,131	221,760

CASH AND CASH EQUIVALENTS, end of period	$61,450	$40,114

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,700	$3,315
Cash paid for interest	$370,535	$1,006,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$124,372	$398,788
Reduction of right-of-use asset and operating lease liabilities based on modification	$-	$54,800
Accumulated deficit acquired upon the reverse recapitalization	$-	$1,603,020
Deferred offering cost converted to APIC upon the reverse recapitalization	$-	$1,100,857
Conversion of convertible notes into shares	$257,462	$-
Forgiveness of related party’s debt	$-	$2,135,573
Asset acquisition via preferred stock issuance	$9,415,634	$-
Asset acquisition via convertible note issuance	$3,000,000	$-

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

On August 27, 2022, Upland entered into an assignment and assumption of unsecured promissory note with Zhiyi (Jonathan) Zhang, Vartor Vahe Doudakian and Yang Wei (collectively “Assignees”). Upland transferred to Assignees all of its right, title, duties, liabilities and obligation under the promissory note signed by and among Visiontech and Upland on August 27, 2021 in the original principal amount of $1,574,079. Visiontech also provided the consent to surrender its right to collect from Upland. As the stockholders are de facto agents of Visiontech, Visiontech and its de facto agents continue to bear the risk of losses or the rights to receive benefits from Upland. As such, in accordance with ASC 810, Upland is considered variable interest entity(“VIE”) of Visiontech and the financial statements of Upland was consolidated from the date of control and variable interest existed. See Note 5 for details.

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

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Big Lake Capital LLC (“Big Lake”), pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, LLC, an Ohio limited liability company (“Zak Properties”), which in turn owns certain real property located in the State of Ohio, commonly known as 401-405 Madison Ave. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. For details see related party transaction in Note 7 – Asset acquisition under common control.

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of September 30, 2025 and December 31, 2024, the Company had approximately $61,000 and $0.4 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $19.7 million and $14.6 million as of September 30, 2025 and December 31, 2024. The Company’s accumulated deficit and negative operating cash flow for the period ended September 30, 2025 amounted to $30,747,872 and $1,805,482, respectively. The Company’s accumulated deficit and negative operating cash flow for the year December 31, 2024 amounted to $24,734,689 and $5,934,771, respectively.

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

Note 3 — Restatement of previously issued financial statements

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement with Big Lake, pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, which in turn owns certain real property located in the State of Ohio, commonly known as 401-405 Madison Ave.

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

Since Big Lake, Zak Properties and the Company are under common control of Mr. Li and the asset acquired is concentrated in a single identifiable asset which is a building, the acquisition is accounted for as asset acquisition under common control where the assets are transferred at the cost basis on September 18, 2025. The excess of consideration paid over the carrying value was recorded as a reduction in the Company’s additional paid in capital.(See Note 7 for details)

During the preparation of the Company’s annual report, the Company noted a misstatement in Zak’s properties’ beginning balance where a short term loan with face value of $1.65 million was not recorded. The misstatement was deemed material and the Company decided to restate the quarterly report ended September 30, 2025.

Impact of the misstatement:

Unaudited condensed consolidated balance sheets as of September 30, 2025

	As Previously
	Reported	Adjustments	As Restated
Loan receivable - related party	$-	$605,000	$605,000
Total other current assets	2,611,266	$-	$2,611,266
Total current assets	$2,611,266	$605,000	$3,216,266

Property and equipment, net	$17,131,049	$349,648	$17,480,697
Other non current assets	2,312,395	-	2,312,395
Total assets	$22,054,710	$954,648	$23,009,358

Other payable and accrued liabilities	$5,463,016	$7,552	$5,470,568
Short-term loans	$2,530,412	$1,362,987	$3,893,399
Total current liabilities	$21,594,312	$1,370,539	$22,964,851
Total Liabilities	$30,186,035	$1,370,539	$31,556,574
Net assets	$(8,131,325)	(415,891)	$(8,547,216)

Unaudited condensed consolidated statement of change in stockholders’ deficit for the nine months ended September 30, 2025

	As
	Previously
	Reported	Adjustments	As Restated
Accumulated deficit	$(30,711,831)	$(36,041)	$(30,747,872)
Additional paid in capital	21,766,220	(379,850)	21,386,370
Total Stockholders’ Deficit	$(8,944,930)	$(415,891)	$(9,360,821)

Unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2025

	As
	Previously
	Reported	Adjustments	As Restated

Total operating expenses	$(1,331,949)	$(25)	$(1,331,974)
Total other expenses, net	$(839,266)	$(36,016)	$(875,282)
Net loss	$(2,170,789)	$(36,041)	$(2,206,830)
Other comprehensive loss - foreign currency	(135)	-	$(135)
Comprehensive loss	$(2,170,924)	$(36,041)	$(2,206,965)

Unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025

	As
	Previously
	Reported	Adjustments	As Restated

Total operating expenses	$(3,849,952)	$(25)	$(3,849,977)
Total other expenses, net	$(2,314,569)	$(36,016)	$(2,350,585)
Net loss	$(5,961,537)	$(36,041)	$(5,997,578)
Other comprehensive loss - foreign currency	259	-	$259
Comprehensive loss	$(5,961,278)	$(36,041)	$(5,997,319)

Unaudited condensed consolidated statement of cash flow for nine months ended September 30, 2025

	As
	Previously
	Reported	Adjustments	As Restated

Net loss	$(5,961,537)	$(36,041)	$(5,997,578)
Amortization of debt issuance cost	$331,968	$28,464	$360,432
Depreciation expense	$97,368	$25	$97,393
Other payable and accrued liabilities	$1,879,962	$7,552	$1,887,514
Cash flows from operating activities:	$(1,805,482)	$-	$(1,805,482)
Supplemental disclosure of non cash transactions :
Asset acquisition via preferred stock issuance	$9,795,484	$(379,850)	$9,415,634

Note 4 — Basis of presentation and summary of significant accounting policies

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

Segment reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker, the Chief Executive Officer, reviews the results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Substantially all the Company’s revenues are derived from within the USA. Therefore, no geographical segments are presented. The Company has deposits related to a datacenter in Ohio and recently acquired a real estate asset in Toledo, Ohio (see Note 7 – Asset acquisition under common control).

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

Note 5 — Variable interest entity

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

Note 6 — Reverse recapitalization

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

In connection with the reverse recapitalization, the Company has assumed 120,858 warrants outstanding, which consisted of 115,000 public warrants and 5,858 private warrants. Both of the public warrants and private warrants met the criteria for equity classification. (see Note 16 Equity for details)

In connection with the reverse recapitalization, the Company raised approximately $1.1 million of proceeds, presented as cash flows from financing activities, which included the contribution of approximately $15.1 million of funds held in Lakeshore’s trust account, net of approximately $13.9 million paid to redeem 41,552 public shares of Lakeshore’s ordinary shares, approximately $1.0 million in transaction costs incurred by Lakeshore, and repayments of a promissory note in the amount of $75,000 issued to Lakeshore’s related party. NMI incurred approximately $1.2 million of transaction costs, which consisted of direct incremental legal and accounting fees in connection with the Merger. The net effect of the above with the net liabilities assumed from Lakeshore of approximately $1.6 million was recorded to the Company’s retained deficit of $2,833,474.

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

Note 7 — Asset acquisition under common control (restated)

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement with Big Lake, pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, which in turn owns certain real property located in the State of Ohio, commonly known as 401-405 Madison Ave. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. The purchase price for Zak Properties is $17,500,000, and will be paid by the Company as follows: (i) the Company shall issue 5,000 shares of Series B Preferred Stock (valued at $5,000,000) of the Company which (a) can be converted into Common Stock, par value $0.0001 per share, of the Company at $0.1180 per share and (b) have certain voting rights equal to twenty (20) votes per one (1) share of Series B Preferred Stock; (ii) the Company shall issue 9,500 shares of Series C Preferred Stock (valued at $9,500,000) of the Company which are convertible into shares of Common Stock at $0.1180 per share; and (iii) the Company shall issue a convertible promissory note (the “Note”) in the principal amount of $3,000,000 in favor of Big Lake with a term of two years from the date of issuance and interest in the amount of 10% per annum. The Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The acquisition closed on September 18, 2025.

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

Fair value of consideration transferred:

Series B and C preferred stock	$14,440,000
Issuance cost of preferred stock	60,000
Convertible promissory note	3,000,000
Total	$17,500,000

Carrying value of assets and liabilities transferred as of September 18, 2025:

	As
	Previously
	Reported	Adjustments	As Restated
Current assets	$66,682	$605,000	$671,682
Property and equipment, net	12,985,266	349,672	13,334,938
Total assets	13,051,948	954,672	14,006,620
Total liabilities	(196,464)	(1,334,522)	(1,530,986)
Net assets	$12,855,484	$(379,850)	$12,475,634

Equity in the Company as a result of the asset acquisition increased as follows as of September 18, 2025:

	As
	Previously
	Reported	Adjustments	As Restated
Net assets acquired	$12,855,484	$(379,850)	$12,475,634
Less: debt incurred	(3,000,000)	-	(3,000,000)
Less: cost associated with issuance of Series B and C preferred stock	(60,000)	-	(60,000)
Increase in equity	$9,795,484	$(379,850)	$9,415,634

Note 8 — Accounts receivable, net

Accounts receivable consisted of the following as of the date indicated:

	As of September 30, 2025	As of December 31, 2024
Accounts receivable	$2,345,724	$2,744,118
Less: allowance for credit losses	(1,124,582)	(915,074)
Accounts receivable, net	1,221,142	1,829,044

Accounts receivable - related party	$730,998	$1,092,960
Less: allowance for credit losses – related party	(213,094)	(116,511)
Accounts receivable – related party, net	$517,904	$976,449

Total accounts receivable	$3,076,722	$3,837,078
Total allowance for credit losses	(1,337,676)	(1,031,585)
Total accounts receivable, net	$1,739,046	$2,805,493

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

Note 9 — Cost method investment

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

Note 10 — Property and equipment, net (restated)

Property and equipment, net consist of the following:

	As of September 30, 2025	As of December 31, 2024
Trucks & Automobiles	$229,898	$285,099
Machinery & Equipment	74,121	67,847
Building	12,930,503	3,465,230
Building improvements	6,170,535	-
Land	1,150,000	930,000
Subtotal	20,555,057	4,748,176
Less: accumulated depreciation	(3,074,360)	(501,344)
Total	$17,480,697	$4,246,832

Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $17,672 and $39,860, respectively.

Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $97,393 and $119,580, respectively.

Note 11 — Loans payable (restated)

Short-term loans:

	As of September 30, 2025	As of December 31, 2024
Factor H (1)	$646,978	$685,172
Factor I (2)	166,573	207,921
Factor J (3)	38,255	28,838
Factor K (4)	55,663	66,404
Factor L(5)	149,170	-
Jie Zhang (6)	100,000	100,000
Peng Zhang (7)	560,000	560,000
RedOne Investment Limited (“RedOne”) (8)	230,000	230,000
Agile Capital Funding, LLC (9)	387,142	480,798
ClassicPlan Premium Financing, Inc. (10)	-	9,471
Maximcash Solutions LLC (11)	124,248	300,000
J.J.Astor & Co.(12)	1,362,987	-
Other loans	72,383	-
Total short-term loans	$3,893,399	$2,668,604

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

(12)	On April 11, 2025, Zak Properties entered into a loan agreement with J.J. Astor & Co. (“JJ Astor”). Under the agreement, JJ Astor loaned $1,650,000 to Zak Properties, which included a $66,000 origination fee, a $99,000 debt broker fee, a $15,000 legal fee, and additional closing, title, and recording charges. The loan has a contractual maturity date of September 26, 2025. At closing, $480,000 of interest was withheld as an interest holdback and applied to the weekly payment structure. The effective interest rate was 43.39%. In January 2026, Zak Properties paid off the outstanding loan balance along with an additional $236,000 of interest. For the three and nine months ended September 30, 2025, Zak Properties made no principal payments on the loan.

Interest expenses for short term loans amounted to $60,027 and $376,794 for the three months ended September 30, 2025 and 2024, respectively.

Interest expenses for short term loans amounted to $1,040,742 and $805,009 for the nine months ended September 30, 2025 and 2024, respectively.

Short-term loans — related parties: refer to Note 13 Related Party transactions.

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

Note 12 — Convertible notes

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

Note 13 — Related party transactions (restated)

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

Loan receivable – related party:

As of September 30, 2025 and December 31, 2024, loan receivable from Big Lake amounted to $605,000 and nil, respectively. The receivable relates to a promissory note dated April 11, 2025, issued to Big Lake, which bears interest at 0% per annum and matures on June 30, 2026. The promissory note includes a debt-forgiveness provision whereby the outstanding principal may be forgiven if the borrower invests an amount equal to or greater than the loan proceeds into the Company. If such condition is met, the borrower will have no further repayment obligation under the note.

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

In connection with the acquisition of Zak Properties as stated in Note 7 – Asset acquisition under common control, the Company issued a convertible promissory note in the aggregate principal amount of $3,000,000 as consideration of the acquisition of Zak Properties. The note bears an annual interest charge of 10% with a maturity date of September 18, 2027. Principal and accrued interest can be converted into shares of common stock of the Company at a 20% discount to lowest trading prices with a 20 day look back at any time on or following the issue date of the convertible note. As of September 30, 2025, the balance of this note was $3.0 million and the balance of accrued interest was $10,685.

Note 14 — Income taxes

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

Note 15 – Series A and D preferred shares subject to possible redemption

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

Note 16 — Equity

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

Common stock issued with private placement

On July 19, 2024, the Company issued a total of 6,000 shares to the investor pursuant to a securities purchase agreement (See Note 12 on Convertible notes for detail). The fair value of the shares was approximately $81,000 at $13.5 per share.

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

Preferred shares

In connection with the acquisition of Zak Properties as stated in Note 7– Asset acquisition under common control, the purchase price for Zak Properties is $17,500,000, and paid by the Company as follows:

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

Refer to Note 11 — Loans payable and Note 13 — Related party transactions for detail.

Shares issued through convertible notes conversion

Refer to Note 12 — Convertible notes for detail.

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

Note 17 — Concentration of risk

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

Customer and vendor concentration risk

During the three and nine months ended September 30, 2025 and during the three and nine months ended September 30, 2024, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 13— Related party transactions.

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

During the three and nine months ended September 30, 2025 and during the three and nine months ended September 30, 2024, the major vendors of the Company are as below. Both Megaphoton and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 13— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

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

Note 18 — Lease

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

Note 19 — Commitment and Contingencies

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

Note 20 — Segment information (restated)

The Company conducts business as a single operating segment for indoor agriculture technology that provides products to indoor growers which is based upon the Company’s organizational and management structure, as well as information used by the Chief Executive Officer (“CODM”) to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 4.

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is segment profit or loss, as reported on the statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$72,377	$3,052,727	$1,663,205	$8,662,414
Less:
Cost of revenues	71,951	2,824,614	1,458,521	7,669,764
Operating expenses:
Salary and benefits expenses	257,347	473,629	928,898	1,449,580
Professional fees	459,614	552,696	1,219,820	1,484,835
Stock-based compensation	84,146	848,075	230,039	1,215,880
Other selling, general and administrative	404,043	312,553	1,165,129	1,064,192
Provision for credit losses	126,824	36,597	306,091	60,988
Other expenses (income):
Interest expense, net	595,156	738,468	2,098,499	1,527,443
Non cash finance expense	200,000	-	200,000	1,000,000
Loss on loan extinguishment	90,062	15,131	50,062	15,131
Other segment (income) expense	(9,936)	1,300	2,024	(2,438)
Income taxes	-	-	1,700	2,500
Net loss	$(2,206,830)	$(2,750,336)	$(5,997,578)	$(6,825,461)

Note 21 — Subsequent events

The Company evaluated subsequent events and transactions that occurred after September 30, 2025 up through April 13, 2026 which is the date of these unaudited condensed consolidated financial statements are available to be issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

On October 10, 2025, the Company signed a Securities and Purchase Agreement with GHS Investments LLC (“Investor”) which awarded 50 additional Series A Preferred Shares to the Investor. Such shares are for consideration of the consent to the creation and issuance of Series B and C preferred stock to a real estate holding entity and its agreement to sell its assets to the Company on September 22, 2025 (see Note 7 – Asset acquisition under common control). In addition to the issuance of Series B and C Preferred Shares, the Company issued a convertible promissory note in the amount of $3,000,000. Each Series A Preferred Share has a stated value of $1,200 and par value of $0.0001 per share.

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

On November 6, 2025, GHS Investments LLC converted 46 Series A Preferred Stock, $1,200 each and was issued 690,000 shares of common stock.

On December 10, 2025, the Company entered into a securities purchase agreement with Boot Capital LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $58,500 with an original issue discount of $8,500 deducted from funding amount. The note bears an annual interest charge of 13% and matures on September 15, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to lowest trading price with a 10 day look back at any time after the sixth monthly anniversary of the convertible note.

On December 26, 2025, the Company entered into a securities purchase agreement with Quick Capital, LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $55,556 with an original issue discount of $5,556 and closing expenses of $4,500 deducted from funding amount. The note bears an annual interest charge of 12% and matures nine months from the issuance date. The principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the lowest trading price during the 20 trading days preceding the conversion date. The funding was received in January 2026.

On December 29, 2025, the Company entered into a securities purchase agreement with AES Capital Management LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $37,500 with an original issue discount of $3,750 and closing expenses of $1,500 deducted from funding amount. The note bears an annual interest charge of 8% and matures on December 29, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of the convertible note. The funding was received in January 2026.

  On January 29, 2026, Zak Properties entered into a promissory note agreement with American Savings Life Insurance Company (the “Lender”), pursuant to which Zak Properties issued a promissory note in the principal amount of $5,000,000. The note bears interest at an annual rate of 8.50% and requires monthly payments of $35,416.67 commencing on March 1, 2026. The note matures on February 1, 2028, at which time the remaining unpaid principal and accrued interest are due, resulting in a balloon payment. Proceeds from the loan were primarily used to repay existing indebtedness, including the JJ Astor loan of $1,886,000, and the Yan Li loan of $1,046,200 (refer to Note 10 – Loans Payable). In connection with the financing, the Company incurred loan origination and related fees, including a $50,000 origination fee, $5,500 underwriting fee, $50,000 mortgage broker fee, and other closing costs, which are recorded as debt issuance costs and amortized over the term of the loan.

On February 2, 2026, the Company entered into a Settlement and Mutual Release Agreement with Megaphoton, Inc. to resolve previously disclosed litigation pending in the United States District Court for the Central District of California. Pursuant to the agreement, the Company agreed, among other things, to (i) issue 15,000,000 unregistered shares of its common stock and register such shares on a Form S-1 no later than July 31, 2026, (ii) appoint Megaphoton’s chief executive officer to the Company’s board of directors and as President under an employment agreement, (iii) pay $300,000 on or before June 30, 2026, (iv) use best efforts to uplist its common stock within 180 days or issue an additional 15,000,000 shares if such uplisting is not approved, and (v) comply with certain share issuance restrictions. The agreement includes mutual releases of claims without admission of liability.

On February 23, 2026, the Company entered into a note purchase agreement with Lambda Venture Partners, LLC, pursuant to which the Company issued a convertible promissory note in the principal amount of $27,500 for a funded amount of $25,000, reflecting an original issue discount of $2,500. The note bears an annual interest charge of 10% and matures   one year after the issue date. Principal and accrued interest can be converted into shares of common stock of the Company at a 39% discount of the lowest trading prices for the proceeding 10 trading days prior to conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q/A and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2025. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

Asset acquisition of Zak Properties, LLC

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Big Lake Capital LLC (“Big Lake”), pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, LLC, an Ohio limited liability company (“Zak Properties”), which in turn owns certain real property located in the State of Ohio, commonly known as 401-405 Madison Ave. with equity and debt financing. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. As such we recorded the acquisition of the property at cost. Nature’s Miracle issued 5,000 Series B and 9,500 Series C Preferred Shares to Big Lake and also signed a new note of $3 million.

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

	For the Three Months Ended September 30,			Percentage
	2025	2024	Change	Change
Revenues	$72,377	$3,052,727	$(2,980,350)	(97.6)%
Cost of revenues	71,951	2,824,614	(2,752,663)	(97.5)%
Gross profit	426	228,113	(227,687)	(99.8)%
Selling, general and administrative expenses	1,205,150	2,186,953	(981,803)	(44.9)%
Provision for credit losses	126,824	36,597	90,227	246.5%
Loss from operation	(1,331,548)	(1,995,437)	663,889	(33.3)%
Total other expense, net	(875,282)	(754,899)	(120,383)	15.9%
Loss before income taxes	(2,206,830)	(2,750,336)	543,506	(19.8)%
Total provision for income taxes	-	-	-	-
Net Loss	$(2,206,830)	$(2,750,336)	$543,506	(19.8)%
Gross profit % of revenues	0.6%	7.5%
Net Income % of revenues	(3,049.1)%	(90.1)%

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

Operating expenses

Operating expenses for the three months ended September 30, 2025 decreased 40.1% to $1,331,974 as compared to $2,223,550 for the three months ended September 30, 2024. The decrease was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 decreased 44.9% to $1,205,150 as compared to $2,186,953 for the three months ended September 30, 2024. The decrease was mainly due to decreased Company’s stock compensation expenses of $763,929 as a result of completion of vesting periods of certain employees; decrease in professional fees of $93,082, mainly related to lower spending on public relations and SEC filing activities; and a decrease in payroll expenses of $216,283 resulting from a reduced headcount.

Provision for credit losses

Provision for credit losses for the three months ended September 30, 2025 increased 246.5% to $126,824 as compared to $36,597 for the three months ended September 30, 2024. The increase was primarily due to higher estimated credit risk associated with outstanding receivables during the period.

Other Expenses

Other expenses primarily consist of net interest expense, other finance expense related to our loans and net rental income. Other expenses for the three months ended September 30, 2025 was $875,282 as compared to other expense of $754,899 for the three months ended September 30, 2024. The increase was mainly due to the increase in non cash finance expense of $200,000, offset by the decrease in interest expenses of $179,329.

Interest expense for the three months ended of September 30, 2025 and 2024 were $559,156 and $738,468, respectively; decreased as a result of multiple high interest loans matured and the accrued interest decreased during three months ended of September 30, 2025. For the three months ended of September 30, 2025 and 2024, the short-term loan borrowing increase was approximately $0 and $489,970, respectively. As of September 30, 2025 and 2024, the short-term loan balances were approximately $4.2 million and $2.9 million, respectively.

Non-cash finance expense for the three months ended of September 30, 2025 and 2024 were $200,000 and $0, respectively. This increase is primarily due to the expensing of commitment shares to be issued under the Amended Equity Financing Agreement with GHS Investments dated July 25, 2025.

Rental income, net for the three months ended of September 30, 2025 and 2024 were $12,036 and $0, respectively.

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

Net Loss

Net loss for the three months ended September 30, 2025 was $2,206,830 as compared to net loss of $2,750,336 for the three months ended September 30, 2024, representing a decrease of $543,506. The decrease was primarily due to decrease of gross profit, selling, general and administrative expenses.

For the Nine Months ended September 30, 2025 and 2024

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Nine Months Ended September 30,			Percentage
	2025	2024	Change	Change
Revenues	$1,663,205	$8,662,414	$(6,999,209)	(80.8)%
Cost of revenues	1,458,521	7,669,764	(6,211,243)	(81.0)%
Gross profit	204,684	992,650	(787,966)	(79.4)%
Selling, general and administrative expenses	3,543,886	5,214,487	(1,670,626)	(32.0)%
Provision for credit losses	306,091	60,988	245,103	401.9%
Loss from operation	(3,645,293)	(4,282,825)	637,532	(14.9)%
Total other expense, net	(2,350,585)	(2,540,136)	189,551	(7.5)%
Loss before income taxes	(5,959,878)	(6,822,961)	827,083	(12.1)%
Total provision for income taxes	1,700	2,500	(800)	(32.0)%
Net Loss	$(5,997,578)	$(6,825,461)	$827,883	(12.1)%
Gross profit % of revenues	12.3%	11.5%
Net Income % of revenues	(360.6)%	(78.8)%

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

Operating expenses

Operating expenses for the nine months ended September 30, 2025 decreased 27.0% to $3,849,977 as compared to $5,275,475 for the nine months ended September 30, 2024. The decrease was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 decreased 32.0% to $3,543,886 as compared to $5,214,487 for the nine months ended September 30, 2024. The decrease was mainly due to decrease Company’s stock compensation expenses of $988,239 as a result of completion of vesting periods of certain employees; decrease in professional fees of $265,016, mainly related to lower spending on public relations and SEC filing activities; and a decrease in payroll expenses of $520,682 resulting from a reduced headcount.

Provision for credit losses

Provision for credit losses for the nine months ended September 30, 2025 increased 401.9% to $306,091 as compared to $60,988 for the nine months ended September 30, 2024. The increase was primarily due to higher estimated credit risk associated with outstanding receivables during the period.

Other Expenses

Other expenses primarily consist of net interest expense, other finance expense related to our loans and net rental income. Other expenses for the nine months ended September 30, 2025 was $2,350,585 as compared to other expense of $2,540,136 for the nine months ended September 30, 2024. The decrease was mainly due to the decrease in non cash finance expense of $800,000, offset by the increase of interest expenses of $571,056.

Interest expense for the nine months ended of September 30, 2025 and 2024 were $2,098,499 and $1,527,443, respectively; increased as a result of multiple convertible notes and high interest loans in 2025. The convertible notes and convertible notes – related party borrowing increased was approximately $1,993,300 and $797,500, respectively. As of September 30, 2025 and 2024, the short-term loan balances were approximately $2.6 million and $2.9 million, respectively. For the nine months ended September 30, 2024, 66.0% of the loans were from third-party lenders with interest rates ranging from 8.0% to 12.0%, while the remaining loans were receivables factoring loans with significantly higher interest rates ranging from 66.4% to 100.0%. In contrast, for the nine months ended September 30, 2025, 36.0% of the loans were from third-party lenders at 8.0% to 22.6%, with the remainder consisting of receivables factoring loans bearing interest rates between 84.0% and 97.0%. The increase in higher-rate factoring loans in the current year and the increase in overall loan balances contributed to the rise in interest expense.

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

Net Loss

Net loss for the nine months ended September 30, 2025 was $5,997,578 as compared to net loss of $6,825,461 for the nine months ended September 30, 2024, representing a decrease of $827,883. The decrease was primarily due to decrease of selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of September 30, 2025, we had $61,450 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was approximately $19.7 million as of September 30, 2025.

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

Non-cash transactions

Non-cash transactions primarily consisted of asset acquisition via preferred stock issuance of approximately $9.4 million and asset acquisition via convertible note issuance of $3.0 million pursuant to the asset acquisition of Zak Properties, LLC, with preferred stock and a convertible note issued as consideration for the membership interests.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Note 4 to our unaudited condensed consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2025, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; (viii) a lack of controls over income tax and (ix) lack of controls for performing due diligence on new acquisitions. We plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. generally accepted accounting principles (“GAAP”) and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, and strengthening corporate governance.

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

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Big Lake Capital LLC (“Big Lake”), pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, LLC, an Ohio limited liability company (“Zak Properties”), which in turn owns certain real property located in the State of Ohio, commonly known as 401-405 Madison Ave. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. The purchase price for Zak Properties (the “Purchase Price”) was $17,500,000, and was paid by the Company as follows: (i) on October 16, 2025, the Company issued 5,000 shares of Series B Preferred Stock (valued at $5,000,000) of the Company which (a) can be converted into Common Stock, par value $0.0001 per share, of the Company (“Common Stock”) at $0.1180 per share and (b) have certain voting rights equal to twenty (20) votes per one (1) share of Series B Preferred Stock; (ii) on October 16, 2025, the Company issued 9,500 shares of Series C Preferred Stock (valued at $9,500,000) of the Company which are convertible into shares of Common Stock at $0.1180 per share; and (iii) on September 18, 2025, the Company issued a convertible promissory note (the “Note”) in the principal amount of $3,000,000 in favor of Big Lake with a term of two years from the date of issuance and interest in the amount of 10% per annum.

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
3.2	Amendment No. 1 to Certificate of Designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
3.3	Certificate of Designation for the Series C Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
3.4	Amendment No. 1 Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
3.5	Certificate of Designation for the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
3.6	Amendment No. 1 Certificate of Designation for the Series D Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
10.1	Form of Debt to Equity Conversion Agreement, dated July 24, 2025 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 28, 2025 (Accession No. 0001213900-25-068271))
10.2	Debt Equity Conversion Agreement, by and between the Company and the noteholder, date July 24, 2025 (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 28, 2025 (Accession No. 0001213900-25-068271))
10.3	Amended Equity Financing Agreement dated July 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 28, 2025 (Accession No. 0001213900-25-068249))
10.4	Membership Interest Purchase Agreement dated September 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2025)
10.5	Securities Purchase Agreement dated September 19, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
10.6	Securities Purchase Agreement dated October 10, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 10, 2025)
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

**	Exhibits 31.1, 31.2 and 32.1 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S MIRACLE HOLDING INC.

Dated: April 14, 2026	/s/ Tie (James) Li
Tie (James) Li
Chief Executive Officer (Principal Executive Officer)

Dated: April 14, 2026	/s/ George Yutuc
George Yutuc
Chief Financial Officer (Principal Financial and Accounting Officer)