Form 10-K
period 2025-12-31
Nature's Miracle Holding Inc.
filed 2026-04-15
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2025 based on the last sale of the Company’s common stock, was approximately $518,559.

As of April 14, 2026, the Registrant had 348,849,178 shares of common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless the context otherwise requires, references to “the Company,” “we,” “us” and “our” refer to Nature’s Miracle Holding Inc. and its subsidiaries or for short “Nature’s Miracle”.

i

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

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Business Combination;

●	the projected financial information, anticipated growth rate and market opportunities of the Company;

●	our ability to uplist our shares of common stock on The Nasdaq Global Market and warrants on The Nasdaq Capital Market or on the New York Stock Exchange;

●	our ability to develop and sell our product offerings and services;

●	manage risks associated with seasonal trends and the cyclical nature of the agriculture industry;

●	the potential liquidity and trading of our securities;

●	our ability to acquire and protect intellectual property;

●	manage risks associated with our dependence on a small number of outside contract manufacturers;

●	our ability to respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets into which we expand or otherwise operate in;

●	our ability to enhance future operating and financial results;

●	our ability to meet future liquidity requirements, which may require us to raise financing in the future;

●	our ability to retain or recruit, or changes required in, our officers, key employees or directors;

●	our ability to implement and maintain effective internal controls; and

ii

●	factors relating to our business, operations and financial performance, including:

o	our ability to raise capital via loans, convertible loans and/or equity

o	our ability to comply with laws and regulations applicable to our business;

o	market conditions and global and economic factors beyond our control;

o	our ability to compete in the highly-competitive and evolving agricultural industry;

o	our ability to continue to develop new products and innovations;

o	our ability to enter into, successfully maintain and manage relationships with partners and distributors; and

o	our ability to acquire or make investments in other businesses, patents, technologies, products or services to grow the business, and realize the anticipated benefits therefrom.

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

iii

PART I

Item 1. Business.

Business Overview

We are a growing agriculture technology company providing Controlled Environment Agriculture (“CEA”) hardware products to growers in the CEA industry setting in North America. We provide hardware to design, build and operate various indoor growing settings, including greenhouse and indoor growing spaces. Through our two wholly-owned subsidiaries, Visiontech Group Inc. (“Visiontech”) and Hydroman, Inc. (“Hydroman”), we provide grow lights, grow media products and dehumidifiers to indoor growers in North America. We also arrange energy rebate solutions combined with the supply of LED lights that qualify for energy-saving rebates provided by large Utility companies throughout the U.S. We have also developed fully automated container-sized units that function as indoor vertical farms were five containers can equal the output of 10 acres of farmland. For over 10 years, the Company’s subsidiaries have built industry-recognized brands and developed a robust customer base in the U.S. and Canada. We design, mid-to high end LED and Dehumidifier products, arrange manufacturing overseas and ship to our distribution warehouse in Upland, California. Grow media is packaged under our private label and imported in bulk from Europe, India and other places. Our products are consistently tested for quality and to meet specifications required by regulatory agencies. We primarily serve the North American market and in the fiscal year ended December 31, 2025 generated revenues of approximately $[●] million and incurred a gross loss of approximately $[●] million as compared to revenues of approximately $9.3 million and a gross loss of $2.8 million in the fiscal year ended December 31, 2024.

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

In September 2025 the Company entered into a real estate investment by acquiring the commercial building commonly known as PNC Bank Tower in downtown Toledo, Ohio. As a result, we will show rent income on our books starting October  1, 2025. The real estate is held via Zak Properties LLC, a 100%-owned subsidiary of NMHI. In the acquisition, NMHI agreed to assume $2.650 million in loans and signed a new secured note for $3 million due to the former owners of Zak Properties. The building is about 60% leased with major tenants such as PNC Bank, the Federal courts and offices and many law firms. The latest appraisal value based on refinancing in January 2026, was $17 million.

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

Increased Focus on Environmental, Social and Governance (“ESG”) Issues

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

The explanation of the measurements we use are as follows:

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

●    Daisy chain up 8 units

●    Runs GreenPower CDM-T 315W Lamps

●    No acoustic resonance

●    Low Frequency, High Efficiency electronic ballast

●    Lower harmonic distortion

●    High output and improved spectrum

●    Driver efficiency at full power: 95-96%

North America

Product Name	Description of Product	Key Features	Market
XT 1000	● Compact aluminum housing ● Reflector Design (Alanod Germany) with Miro Silver Design ● Wieland Connector - Easy Plug and Play ● Voltage available - 277V, 347V, 400V and 480V

●    Lamp output: μmol/s 2180

●    Power consumption: W 1040

●    Dimensions: mm L232*W189*602

●    Weight: kg 4.38

●    Input voltage: VAC 277-400

●    Power factor: >0.99

●    Rated Average Lifetime: hrs Lamp:10000H

●    Ingress protection rating: IP65

●    Approval marks: UL/CSA,ETL

●    Accessories: Hanger

●    Lighting angle: 120°

●    Warranty: 3yr - Fixtures; 10,000 Hrs Bulbs

North America
XTD 1000

●    Compact aluminum housing

●    Reflector Design (Alanod Germany) with Miro Silver Design

●    Reflector is easy to remove

●    Wieland Connector - Easy Plug and Play

●    Voltage available - 277V, 347V, 400V and 480V

●    Lamp output: μmol/s 2180

●    Power consumption: W 1040

●    Dimensions: mm L255*W275.5*H582

●    Weight: kg 4.3

●    Input voltage: VAC 277-400

●    Power factor: >0.99

●    Rated Average Lifetime: hrs Lamp:10000H

●    Ingress protection rating: IP65

●    Approval marks: UL/CSA,ETL

●    Accessories: Hanger

●    Lighting angle: 120°

●    Warranty: 3yr - Fixtures; 10,000 Hrs Bulbs

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

Jinlong “Frank” Du is our President. For over 20 years, Frank has been an authority in the field of greenhouse infrastructure and has led and executed over 300 large-scale smart greenhouse projects in various countries. He is an expert in the field of LED lighting technology. He was previously Chief Executive Officer of Megaphoton Inc., a major manufacturer and exporter of horticultural lighting equipment and integrated greenhouse systems. He obtained hisPh.D. in Electrics and Electrical Engineering from Nanyang Technological University in Singapore.

Logistics Network Throughout North America

Our two wholly owned subsidiaries, Visiontech and Hydroman, are global suppliers of CEA equipment. Through these two subsidiaries, we currently operate a warehouse in California and occasionally direct ship to a customer.

Our other subsidiary Zak Properties LLC is not in the distribution business but its centralized location in Toledo Ohio can be used as corporate offices in the near future. We currently office out of Ontario, California which is approximately 8 miles from our warehouse in Upland, California.

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

Sales

Volumes of Sales and Revenues

Our revenues in the years 2025 and 2024 were primarily generated from the sales of our CEA products, through two of our subsidiaries, Hydroman and Visiontech. These products include LED fixtures, DE HPS fixtures, electronic ballast, and greenhouse hardware.

Starting October 2025, we start earning rent income via our real estate subsidiary Zak Properties LLC. Such rent income is expected to be more recurring than the CEA business. On an annual basis, we estimate about $1.8 to $2.0 million in gross rents for 2026.

Customers

Through our subsidiaries, we primarily sell CEA products directly to wholesale CEA distributors who, in turn, supply-sell the products to other wholesalers and retailers across the U.S. and Canada. Below is the revenue generated from our top 5 customers and the percentages compared to our total consolidated revenues, during the years ended December 31, 2025, and 2024, respectively:

Nature’s Miracle Top 5 Customers for December 31, 2025 and 2024
	Sales	Percentage	Total Revenue
For 2025
Elevated Equipment Supply	$561,361	32.22%
RapidGrow LED Technologies	$156,224	8.97%
Fly Hye LLC – Cherry	$120,114	6.89%
Iluminar Lighting	$73,926	4.24%
Healing Touch, LLC	$69,411	3.98%
Top 5 Total for 2025	$981,036	56.30%	$1,742,360

For 2024
Iluminar Lighting	$1,593,926	17.21%
Elevated Equipment Supply	$1,136,580	12.27%
What Rebates	$1,112,487	12.01%
Cannabis Experts	$509,390	5.50%
Boston Cannabis Co.	$383,441	4.14%
Top 5 Total for 2024	$4,735,824	51.13%	$9,261,583

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

Our branded products are sourced from four different suppliers. Quality control is a critical priority for our team charged with ensuring the supply of the products from our suppliers. We seek to ensure the highest level of quality control for our products through routine factory visits, spot testing, and continually, ongoing supplier due diligence.

Our distributed products are sourced from over twelve different suppliers. We are constantly tracking current and future market trends and reviewing offerings of new suppliers.

Below is a list of our top 5 suppliers and the percentages compared to our total purchases, during the years ended December 31, 2025 and 2024, respectively:

Nature’s Miracle Top 5 Suppliers for December 31, 2025 and 2024
	Purchase Amount	Percentage	Total Purchase
For 2025
Ushio America INC	$74,820	51.50%
ILUMINAR Lighting (V.)	$58,031	39.94%
HangZhou HanGuang Illumination Co., Ltd.	$6,900	4.75%
Guang Dong YuaDon Electric Co., LTD.	$2,777	1.91%
Solislike-TECH CO., LTD.	$2,675	1.84%
Top 5 Total for 2025	$145,203	99.94%	$145,292
For 2024
American Agricultural Innovation Technology Inc.	$3,946,814	53.07%
Sustainable Pathways Distribution LLC	$1,656,721	22.28%
Ushio America INC	$494,682	6.65%
Tianjin Textile Group Import and Export Inc.	$358,019	4.81%
ILUMINAR Lighting (V.)	$307,182	4.13%
Top 5 Total for 2024	$6,763,418	90.94%	$7,436,567

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

Large Established Distribution Infrastructure

We currently have one warehouse in the U.S. and may establish a supply agreement with a U.S.-based manufacturing facility  in North America in the future.

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

Intellectual Property

We currently own one registered trademark, “eFinity,” which was first used and in commerce on February 1, 2015 and registered with the United Stated Patent and Trademark Office under the personal name of our former President, Zhiyi (Jonathan) Zhang, on January 30, 2018, Serial. No. 87-362,113, subject to a renewal and a filing of declaration of use between every 9th and 10th-year period calculated from the registration date. The mark consists of standard characters without claim to any particular font style, size or color. The trademark is classified as CLASS 9: fluorescent lamp ballasts; lighting ballasts; electrical power distribution and switch management equipment, namely, power distribution panels, electric switches, and electrical controllers. The trademark was assigned to Visiontech, our wholly owned subsidiary, by Zhiyi (Jonathan) Zhang, pursuant to the Intellectual Property Asset Purchase and Assignment Agreement between Visiontech and Zhiyi (Jonathan) Zhang dated September 8, 2022.

Research and Development

We currently do not have any research and development centers yet. However, we plan to invest in research and development to improve our products, manufacturing processes, packaging, and delivery systems in the future.

Human Capital Resources

As of December 31, 2025, we had a total of 11 employees, all of whom are full-time. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. We strive to foster an innovative and team-oriented culture and view our human capital resources and initiatives as an ongoing priority.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives. Our employees in Zak Properties LLC, in Toledo, Ohio have not participated in our stock-incentive program.

Seasonality

We experience limited seasonality due to the year-round utilization of indoor farming supplies and products.

Facilities

We have over 36,599 square feet of warehouses under leases in strategic locations, including one warehouse in the U.S. Our headquarters is located in California. We may establish a manufacturing facility or do a supply agreement with a U.S.-based manufacturer in the future.

Our corporate offices are on the ground floor of the MGR Towers building in Ontario, California. Although we own office space in Toledo, Ohio, we do not use such space for our CEA operations. Only a small suite is dedicated in that Toledo building for our building managers and maintenance staff.

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

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Except as set forth below or in note 18 to the financial statements included in this annual report, we are currently not party to any material legal proceedings.

On August 1, 2025, the Company and Wave Advance, Inc. (“Factor L”) entered into a Settlement Agreement and Mutual Release that requires payments from August 5 to October 27, 2025, for an aggregate amount of $201,170. The original loan referred to in this Settlement Agreement was a Standard Merchant Cash Advance Settlement Agreement dated February 2, 2025. There are remedies and other protective language for Factor L in the event of non-performance.

On August 6, 2025, the Company entered into a Standstill Agreement with MaximCash Solutions LLC (“MaximCash”). A complaint was previously filed on July 8, 2025 by MaximCash against the Company in the Third Judicial Court of Utah pertaining to the loan agreement dated December 30, 2024 (the “MaximCash Loan”), as a result of a failure to make the required repayment pursuant to the MaximCash Loan agreement. The claimed amount was  $230,738 plus daily interest and attorney fees. On August 7, 2025, the Company wired $61,720 to MaximCash as partial payment. On December 17, 2025, the Company entered into a loan payoff Agreement and Settlement for $40,000 as complete payment for all loans, interest and any claims.

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

Business Combination

On September 9, 2022, Lakeshore, LBBB Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as defined below (the “Merger Sub”), Nature’s Miracle, Inc., a Delaware corporation (“Nature’s Miracle”), Tie (James) Li, as the representative of the stockholders of Nature’s Miracle and RedOne Investment Limited, a British Virgin Islands company, Lakeshore’s sponsor (the “Sponsor”), acting as the representative of the stockholders of Lakeshore, entered into a Merger Agreement (as amended on June 7, 2023 by Amendment No. 1 and on December 8, 2023 by Amendment No. 2, the “Merger Agreement”), pursuant to which, among other transactions, on March 11, 2024 (the “Closing Date”), Lakeshore merged with and into LBBB Merger Corp. (the “Company”), a Delaware corporation formed for the sole purpose of reincorporating Lakeshore into the State of Delaware (the “Reincorporation”), with the Company surviving, and immediately after the Reincorporation, the Merger Sub merged with and into Nature’s Miracle, with Nature’s Miracle surviving the Merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name to “Nature’s Miracle Holding Inc.” (sometimes referred to herein as “New Nature’s Miracle”).

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

On January 13, 2025, we received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) determined to delist the Company’s securities from Nasdaq based upon the Company’s non-compliance with Listing Rule 5550(b)(1), Nasdaq’s minimum shareholders’ equity rule. As a result of the Panel’s decision, trading in the Company’s securities was suspended by Nasdaq, effective at the open of trading on Wednesday, January 15, 2025.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may benefit from specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	presentation of only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements;

●	exemption from any requirement of the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may benefit from these exemptions until such time that we are no longer an emerging growth company as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 1A. Risk Factors.

We have incurred substantial operating losses since 2022 and there is substantial doubt about our ability to continue as a going concern.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. For the fiscal years ended December 31, 2024 and December 31, 2025 we incurred substantial losses as shown in the financial statement section. Our actual revenue for the year ended December 31, 2024 and 2025 was approximately  $9.3 million and $[●] million, respectively. Such volume and relatively low gross profit margins are not enough to support high administrative costs relating to our going public and expenses as a public company. We raised equity capital twice in 2024 but utilized most proceeds towards repayment of debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. We also raised money in 2025 by issuing convertible debt and convertible Preferred Equity. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

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

We source 100% of our products from suppliers. Our top suppliers include entities in Europe, Asia and North America. We may establish an additional manufacturing facility in North America in the future. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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

During the fiscal years 2025 and 2024, we derived a significant percentage of our total revenue from a few customers. Our five largest customers in the fiscal years 2025 and 2024 accounted for 56.30% and 51.13% of our total revenue, respectively. Elevated Equipment Supply had been our top customer during fiscal year 2025, accounting for 32.22% and 12.27% of our revenue during the fiscal years 2025 and 2024, respectively. Iluminar Lighting supply had been our top customer during fiscal year 2024, accounting for 4.24% and 17.21% of our revenue during the fiscal years 2025 and 2024, respectively.

Although we do have recurring customers among our top customers, typically we do not enter into long-term contracts with our customers and all the orders are placed on an as-needed base. Any failure in keeping the recurring customers or developing new customers may have a material adverse impact on our results of operations.

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

We occupy our warehouse and officers under long-term leases, and we may be unable to renew our leases at the end of their terms.

Our warehouse and corporate offices are leased for periods ranging from three to five years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and have similar renewal options. If we close or stop fully utilizing a warehouse, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. As of December 31, 2025, our future minimum aggregate rental commitments warehouse leases is approximately $0.5 million. Our inability to terminate a lease when we stop fully utilizing a warehouse or exit a market can have a significant adverse impact on our financial condition, operating results and cash flows.

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

We currently have one warehouse in California as a distribution center. We may do a supply agreement with a U.S.-based manufacturer in the near future in which case, we can fulfill customer orders directly from such supplier.

Adverse changes or developments affecting our distributing center could impair our ability to deliver our products across the North American market. Any shutdown or period of reduced production, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in supply delivery, would significantly disrupt our ability to deliver our products, meet our contractual obligations, and operate our business in a timely manner.

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

Our top suppliers are located in regions susceptible to natural and man-made disasters, such as the United States and southern China, which have experienced either severe flooding, earthquakes, wildfires, extreme weather conditions or power loss. If there is a major earthquake or any other disaster in a region where one of our top suppliers is located, the ability of the supplier to respond to our request of products could be severely and negatively influenced. Additionally, the disasters could adversely impact the transportation condition in the region, and our ability to transport products from the supplier to our warehouses in the U.S. could be compromised, which could result in our customers experiencing a significant delay in receiving their CEA products and a decrease in our service levels for a period of time. Any such business interruption could materially and adversely affect our business, financial condition, and results of operations.

Our reliance on a limited base of suppliers for our products may result in disruptions to our business and adversely affect our financial results.

During the fiscal years 2025 and 2024, the total dollar volume of the transactions between our five largest suppliers and us accounted for 99.99% and 90.94% of our total dollar volume of the transactions between all our suppliers and us, respectively.

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

Our Stock is Trading on the OTC- Pink Market

On January 15, 2025, our common stock and our warrants started trading on the OTC under its existing symbol, “NMHI” and “NMHIW” respectively.

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

Item 2. Properties.

We have over 36,599 square feet of warehouse space under lease in Upland California. Our U.S. corporate headquarters is in Ontario, California.

We believe that our existing facilities are adequate for our needs at this time, although we do plan to open new distribution centers in the future to meet anticipated demand resulting from overall market growth.

We recently acquired an office building in downtown Toledo commonly known as PNC Bank Tower. We lease the building to the Federal Courts, PNC Bank, law firms and other commercial office space users. We allocate a small space for our four employees in Ohio, who primarily work in maintenance and leasing management.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Except as set forth below or in note 18 to the financial statements included in this annual report, we are currently not party to any material legal proceedings.

On July 16, 2025, Funders App LLC dba Tenthly, a lender to the Company (“Factor K”) filed a complaint in Court in Monroe County, New York referring to an outstanding balance of $100,588 after payments of $46,551 on its loan agreement with the Company, dated February 11, 2025. The total claimed amount is $129,463 plus interest from June 30, 2025 and attorney fees. On July 22, 2025, Factor K and the Company entered into a Stipulation of Settlement Agreement pursuant to which each party agreed to a settlement amount and remittance schedule that commenced July 23, 2025. In the event of default on payments, Factor K may file a default judgment for the sum of $129,463.45 less remittances pursuant to the Stipulation of Settlement Agreement.

On July 31, 2025, Webfunder LLC (“Factor I”) filed a Settlement Agreement for Stay of Prosecution in the Seventeenth Judicial Court in Broward County, Florida, pursuant to which both parties agreed to a new payment schedule from August 5, 2025 to December 9, 2025 for a total amount of $186,572. The original loan referred to in this Settlement Agreement for Stay of Prosecution was a standard merchant cash advance settlement agreement dated December 12, 2024 (Refer to Note 18 for detail). There are remedies and other protective language for Factor I in the event of non-performance.

On August 1, 2025, the Company and Wave Advance, Inc. (“Factor L”) entered into a Settlement Agreement and Mutual Release that requires payments from August 5 to October 27, 2025, for an aggregate amount of $201,170. The original loan referred to in this Settlement Agreement was a Standard Merchant Cash Advance Settlement Agreement dated February 2, 2025 (Refer to Note 18 or detail). There are remedies and other protective language for Factor L in the event of non-performance.

On August 6, 2025, the Company entered into a Standstill Agreement with MaximCash Solutions LLC (“MaximCash”). A complaint was previously filed on July 8, 2025 by MaximCash against the Company in the Third Judicial Court of Utah pertaining to the loan agreement dated December 30, 2024 (the “MaximCash Loan”), as a result of a failure to make the required repayment pursuant to the MaximCash Loan agreement. The claimed amount was $230,738 plus daily interest and attorney fees. On August 7, 2025, the Company wired $61,720 to MaximCash as partial payment. On December 17, 2025, the Company entered into a loan payoff Agreement and Settlement of a prior complaint with this Lender. The Company and MaximCash settled for $40,000 as complete payment for all loans, interest and any claims.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock commenced trading on The Nasdaq Global Market under the symbol “NMHI” on March 11, 2024, and the Company’s warrants commenced trading on the Nasdaq Capital Market under the symbol “NMHIW” on March 11, 2024. On January 13, 2025, we received notice from The Nasdaq Stock Market LLC indicating that the Nasdaq Hearings Panel (the “Panel”) determined to delist the Company’s securities from Nasdaq based upon the Company’s non-compliance with Listing Rule 5550(b)(1), Nasdaq’s minimum shareholders’ equity rule. As a result of the Panel’s decision, trading in the Company’s securities was suspended by Nasdaq, effective at the open of trading on Wednesday, January 15, 2025.

On January 15, 2025, our shares of common stock and warrants began trading on OTC under the symbol “NMHI” and “NMHIW” respectively. On Marh 17, 2026 the Company was informed by OTC Markets that it is in violation of minimum trading price of ..01 for 30 consecutive days. The Company has 90 days to cure. The Company has started the process to enact a reverse stock split in order to increase the per share trading price.

Holders

There are [●] holders of the Company’s common stock as of [●], 2026.

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

Recent Sales of Unregistered Equity Securities

Series B to F Convertible Preferred Issuances

On April 8, 2025, Big Lake Capital LLC invested $678,290 in the form of a convertible note. The exercise price is 0.198 and has been exercised. Shares issued are 3,425,706. The control person of Big Lake Capital LLC is Tie Li.

On September 18, 2025, Big Lake Capital LLC sold its interest in Zak Properties to the Company and was issued $5,000,000 of Series B Convertible Preferred and $9,500,000 Series C Convertible Preferred, The Series C has been fully converted to 80,508,475 common shares.

On September 18, 2025 the Company signed a $3,000,000 Convertible note due to Big Lake Capital LLC as part of the sale of Zak Properties LLC. The conversion price is to be determined.

On September 19, 2025, YK Capital Management, LLC invested $700,000 and was issued Series D Convertible Preferred Shares. The conversion price is to be determined. Ting Chen Kao, a foreign-based investor, is the control party at YK Capital Management.

On October 30 and 31, 2025 Huanfu Cui invested $200,000 and $250,000, respectively. He added $50,000 on March 19, 2026 and was issued Series F Preferred Shares amounting to $500,000.

Convertible Loans

On May 7, 2025 the Company secured a $140,250 convertible note with 1800Diagonal Lending LLC. The conversion option is subject to a six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 20 trading days.

On July 30, 2025, the Company secured a $90,200 convertible loan with 1800Diagonal Lending LLC. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price calculated at a discount of prior 20 trading days.

On August 15, 2025, the Company secured a $90,200 convertible loan with 1800Diagonal Lending LLC. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 20 trading days.

On July 30, 2025, the Company secured a $230,000 convertible loan with Labrys Fund II LLP. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 15 trading days.

On August 5, 2025, the Company secured $172,500 convertible loan with FirstFire Global. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 10 trading days.

On August 4, 2025, the Company secured a $82,500 convertible loan with Lambda Venture Partners. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 10 trading days.

On October 1, 2025 the Company secured a $112,800 convertible note with 1800Diagonal Lending LLC. The conversion option is subject to a six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 20 trading days.

On September 18, 2025 the Company secured a $130,000 convertible note with CFI Capital LLC. The conversion option is subject to a six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 15 trading days.

On October 16, 2025, the Company secured a $37,500 convertible loan with AES Capital Management. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 10 trading days.

On August 4, 2025, the Company secured a $82,500 convertible loan with Lambda Venture Partners.. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 10 trading days.

On December 10, 2025 the Company secured a $126,360 convertible loan with 1800Diagonal Lending LLC. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 20 trading days.

On December 10, 2025 the Company secured a $58,500 convertible loan with Boot Capital LLC. The conversion option is subject to a six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 20 trading days.

On December 26, 2025, the Company secured a $55,555 convertible loan with Quick Capital LLC. The conversion option is subject to six-month holding period as per Rule 144 of the SEC with a conversion price at a discount of the prior 15 trading days.

Note with Warrants

On August 15, 2025 the Company secured a $100,000 note with Actus Fund. The lender was granted 500,000 in warrants at a price of $0.20.

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

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2024 Equity Incentive Plan:
Equity compensation plans approved by security holders	-	$-	[2,630,677	]
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	[2,630,677	]

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

RESULTS OF OPERATIONS

For the Years ended December 31, 2025 and 2024

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Variance
Revenue	$1,742,360	9,261,583	(81.2)%
Cost of revenue	$2,193,398	12,066,778	(81.8)%
Gross loss	$(451,038)	(2,805,195)	(83.9)%
Selling, general and administrative expenses	$4,883,132	7,134,120	(31.6)%
Provision for credit losses	$1,818,151	408,569	345.0%
Loss from operations	$(7,152,321)	(10,347,884)	(30.9)%
Total other expenses, net	$(4,832,733)	(3,300,356)	46.4%
Loss before income taxes	$(11,985,054)	(13,648,240)	(12.2)%
Income tax expense	$1,700	5,100	(66.7)%
Net loss	$(11,986,754)	(13,653,340)	(12.2)%
Gross loss % of revenues	(25.9)%	(30.3)%
Net loss % of revenues	(688.0)%	(147.4)%

Revenue

Revenue for the year ended December 31, 2025 decreased by 81.2% to $1,742,360 as compared to $9,261,583, for the year ended December 31, 2024. Revenue declined due to cash constraints that restricted inventory purchases; as we were mainly selling our inventory on hand. The Company is seeking additional financing in fourth quarter to replenish inventory, and management expects the revenue situation to improve once inventory levels are restored.

For the years ended December 31, 2025 and 2024, we had 70 and 128 customers, respectively. Average revenue per customer for the years ended December 31, 2025 and 2024 were $24,891 and $78,000, respectively. Our revenue from top 5 customers for the year ended December 31, 2025 was $981,036 compared to $4,735,824 for the year ended December 31, 2024, representing a decrease of 79.3%. The lower average sale and decreased revenue from top 5 customer are reflective the impact of limited inventory availability.

Costs of Revenue

Costs of revenue for the year ended December 31, 2025 decreased 81.8% to $2,193,398 as compared to $12,066,778 for the year ended December 31, 2024. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to limited inventory availability. We also have written off $544,469 of inventory for the year ended December 31, 2025 as the existing inventory was obsolete.

Gross Loss

Gross loss was $451,038 for the year ended December 31, 2025 and $2,805,195 for the year ended December 31, 2024, respectively. The gross loss for the year ended December 31, 2025 decreased to (25.9)% from (30.3)% for the year ended December 31, 2024. The decrease in gross loss was primarily due to less inventory write off in 2025 of approximately $0.5 million compared to approximately $2.3 million in 2024.

Operating expenses

Operating expenses for the year ended December 31, 2025 decreased 11.2% to $6,701,283 as compared to $7,542,689 for the year ended December 31, 2024. The decrease was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025 decreased 31.6% to $4,883,132 as compared to $7,134,120 for the year ended December 31, 2024. The decrease was mainly due to decreased Company’s stock compensation expenses of $1,074,396 as a result of completion of vesting periods of certain employees; decrease in professional fees of $399,315, mainly related to lower spending on public relations and SEC filing activities; and a decrease in payroll expenses of $731,511 resulting from a reduced headcount.

Provision for credit losses

Provision for credit losses for the year ended December 31, 2025 increased 345.0% to $1,818,151 as compared to $408,569 for the year ended December 31, 2024. The increase was primarily due to higher estimated credit risk associated with outstanding receivables during the period and the full write-off of the balance due from Iluminar, a related party, as collection was determined to be doubtful.

Other Expenses

Other expenses primarily consist of net interest expense, other finance expense related to our loans and net rental income. Other expenses for the year ended December 31, 2025 was $4,832,733 as compared to other expense of $3,300,356 for the year ended December 31, 2024. The increase was mainly due to the increase in loss on impairment of investment of 1,000,000 due to full write-off of cost method investment of Iluminar, a related party, as recoverability of the investment appears doubtful; the increase of rental expense of $711,665 due to maintenance and repairs; the increase in debt issuance cost of $690,412 due to costs incurred in connection with the issuance of new debt during the period, offset by the decrease in non-cash finance expense of $800,000; the decrease in gain on loan extinguishment of $75,600.

Interest expense for the year ended of December 31, 2025 and 2024 were $3,375,272 and $2,301,600, respectively; increased as a result of multiple convertible notes and high interest loans in 2025. The convertible notes and convertible notes – related party borrowing increased was approximately $1,777,289 and $987,639, respectively. As of December 31, 2025 and 2024, the short-term loan balances were approximately $4,192,646 and $2,668,604, respectively. For the year ended December 31, 2024, 66.0% of the loans were from third-party lenders with interest rates ranging from 8.0% to 12.0%, while the remaining loans were receivables factoring loans with significantly higher interest rates ranging from 66.4% to 100.0%. In contrast, for the year ended December 31, 2025, 36.0% of the loans were from third-party lenders at 8.0% to 22.6%, with the remainder consisting of receivables factoring loans bearing interest rates between 84.0% and 97.0%. The increase in higher-rate factoring loans in the current year and the increase in overall loan balances contributed to the rise in interest expense.

Non-cash finance expense for the year ended December 31, 2025 and 2024 were $200,000 and $1,000,000, respectively. This decrease is primarily due to the expensing of 3,334 shares of common stock issued under a Letter Agreement dated November 15, 2023, in connection with the merger. These shares, valued at approximately $1.0 million, were issued to Tie (James) Li and Zhiyi Zhang for their guarantees related to the repayment of the Newtek Loan, which had a principal amount of $3,700,000. The value of the shares was expensed as non-cash finance expenses upon the completion of the merger in 2024.

Loss on impairment of investment for the year ended of December 31,2025 was $1000,000, due to full write-off of cost method investment in Iluminar and for the year ended December 31,2024 was nil.

Other expense for the year ended of December 31, 2025 was $353,484, primarily consisting of rental expense of approximately $250,000 from Zak Properties in 2025 compared with, other income for the year ended of December 31, 2024 was $9,661, respectively.

Income Tax Expense

Our income tax expense was amounted to $1,700 and $5,100 for the years ended December 31, 2025 and 2024, respectively.

The effective tax rate for the years ended December 31, 2025 and 2024 were 0.0% and 0.0%. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Net Loss

Net loss for the year ended December 31, 2025 was $11,986,754 as compared to net loss of $13,653,340 for the year ended December 31, 2024, representing a decrease of $1,666,586. The decrease was primarily due to an decrease of gross loss and a decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of December 31, 2025, we had $97,694 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was $22,299,535 as of December 31, 2025.

Subsequent to December 31, 2025, We obtained approximately $0.3 million in proceeds from convertible notes and promissory notes for liquidity. See Note 20 for further details.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. For the years ended December 31, 2025 and 2024, we incurred substantial losses as shown in the financial statement section. Our actual revenue for the years ended December 31, 2025 and 2024 was approximately $1.7 million and $9.3 million, respectively. Such volume and relatively low gross profit margins are not enough to support high administrative costs relating to our going public and expenses as a public company. We have raised equity capital twice in 2024 but utilized most proceeds towards repayment of debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

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

Our shareholder also offers support for the Company. Big Lake Capital, LLC, a related party controlled by Tie Li (our Chairman and CEO) entered into a $2 million Convertible Promissory Note on April 11, 2025 with the initial tranche of $600,000. We have borrowed $813,600 and converted $652,800 for the year ended December 31, 2025 under this note, with $1,186,400 of credit still available.

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

Cash Flows

The following tables set forth our selected consolidated cash flow data for the periods indicated:

	For the Years Ended December 31,
	2025	2024
	US$	US$
Net cash used in operating activities	(3,985,013)	(5,934,771)
Net cash used in investing activities	(863,359)	(40,000)
Net cash provided by financing activities	4,525,659	6,173,048
Effect of exchange rate changes	276	94
Net change in cash	(322,437)	198,371
Cash and cash equivalents, at the beginning of year	420,131	221,760
Cash and cash equivalents, at the end of year	97,694	420,131

Operating Activities

Net cash used in operating activities was approximately $4.0 million for the year ended December 31, 2025, which was mainly due to our net loss of approximately $12.0 million with non-cash items, including depreciation expense, provision for credit losses, amortization of debt issuance cost, stock compensation expense, non cash finance expense, loss on impairment of investment and amortization of operating right-of-use asset of approximately $5.3 million. Our cash outflow is mainly due to decrease in accounts payable of approximately $0.8 million due to decrease in our purchase from vendor. Our cash outflow is offset by cash inflow of approximately $1.2 million of inventory due to sold more on hand inventory, increase from other payable and accrued liabilities of approximately $1.1 million mainly consists of accrued professional fees and accrued interest on short term loans, long term loans and convertible notes. Additionally, approximately $0.8 million decreased in accounts receivable as our sales decreased.

Net cash used in operating activities was approximately $6.0 million for the year ended December 31, 2024, which was mainly due to our net loss of approximately $13.7 million with non cash expenses of $1.0 million, stock compensation expenses of $1.4 million, inventory impairment loss of approximately $2.3 million, and other non cash item, including depreciation expense, provision for credit losses, amortization of operating right-of-use asset, amortization of debt issuance cost, and loss on loan extinguishment of approximately $1.1 million. Our cash outflow is also increased from increase in accounts receivable of approximately $1.7 million due to increased revenue. Our cash outflow is offset by cash inflow of approximately $2.6 million due to increase from accounts payable as we increased our purchase from vendors and approximately $1.0 million decreased in inventory as we used more on hand inventory.

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities amount to approximately $0.9 million which was primarily for deposit from investment of Future Tech of approximately $0.7 million and deposit from licensing fee of Datavault AI of $0.2 million.

For the year ended December 31, 2024, net cash used in investing activities amount to $40,000 which was primarily for loan to Lakeshore of $40,000 prior to the Merger.

Financing Activities

Net cash provided by financing activities was approximately $4.5 million for the year ended December 31, 2025. The increase in net cash provided was primarily a result of proceeds from capital contribution in advance of approximately $1.4 million, net proceeds from exercise of warrants of approximately $0.9 million, net proceeds from short-term loan from third parties of approximately $2.0 million, net proceeds from convertible notes borrowing of approximately $2.3 million offset by repayments on short-term loan from third parties of approximately $1.2 million, repayments on convertible notes of approximately $0.8 million, repayments on short-term loan from related parties of approximately $0.2 million.

Net cash provided by financing activities was approximately $6.2 million for the year ended December 31, 2024. The increase in net cash provided was primarily a result of net proceeds from short-term loan from third parties of approximately $5.0 million, shares and warrants issued through public offerings of approximately $3.3 million, and convertible notes borrowing of approximately $1.2 million, offset by payments of deferred offering costs of approximately $0.3 million, repayments on long term loans of approximately $0.3 million, repayments on short-term loan from third parties of approximately $2.9 million and repayments on convertible notes of approximately $0.3 million.

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

Long-lived assets impairment

The Company reviews the impairment of its long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. As of December 31, 2025 and 2024, we determined there was no impairment as we estimated disposal value of our assets (mainly two buildings) exceed carrying value.

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

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and certain other segment items on an interim and annual basis if they are regularly provided to the chief operating decision maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 on January 1, 2024

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025

In November 2024, the FASB issued ASU 2024-04, Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments (“ASU 2024–04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06, which includes the Company. Adoption can be on a prospective or retrospective basis. The Company adopted ASU 2024-04 effective January 1, 2025 on a prospective basis.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to material weakness described below.

Item 9A. Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective December 31, 2025 due to the following material weaknesses:

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

(v)	a lack of information technology control design and operating effectiveness; there is no technology or system manager in-house. The Company relies on outside consultants in the areas of email, cloud storage, laptop or desktop trouble shooting and software issues.

(vi)	a lack of controls or ineffectively designed controls impacting financial reporting; the Company lacks procedures to ensure accuracy of financial statement balances such as no reconciliation of balances with vendors and customers before closing the books.

(vii)	an inadequate control over proper revenue recognition and purchase cutoff;

(viii)	a lack of controls over income tax.

(ix)	A lack of adequate procedures in area of mergers and acquisitions. In the recent acquisition of Zak properties, the Company acquired the interest in Zak Properties LLC from Big Lake Capital LLC. There was little or no due diligence on the existence of loans outstanding against the property. There was no budget for legal assistance in the transaction. The Company and the board relied on the representation of the owners of Zak Properties LLC that it had complete and legal ownership of the target LLC. In the case of a direct asset purchase where NMHI acquires the asset from Zak, it is more likely that liens would have been exposed in the transaction vis a vis a purchase of LLC interest. In the financial statements ended September 30, 2025 the opening balance sheet was provided by the target company but did not contain a $1.650 million loan from JJ Astor. This loan was originally funded in April 2025, borrower was Zak Properties. We were later informed that this loan was refinanced via a $5 million loan that funded in late January 2026.

(x)	On bank statements, the accounting manager and CFO does not have the ability to log in and look at banking information without a security token or password provided real time to the CEO or Division President in the case of Nature’s Miracle Holding Inc., Nature’s Miracle Holding, Visiontech Group Inc., Hydroman Inc and the newly acquired Zak Properties LLC which can be accessed by both the local manager in Ohio and by Tie Li, our CEO. As such there can be delays in booking entries into Quickbooks as well as catching anomalies or peculiar transactions.

(xi)	At the end of each quarter except for fiscal year end December 31, the Company compiles and consolidates its financials with the assistance of outside CPA consultants. This mitigates to some extent the incorrect booking of accounting entries and provides excellent input into complex transactions that internal staff cannot address. They are limited to visible transactions on the bank statement and to clearly documented transactions. On the filing of our quarterly 10-Q, our auditors only issue a Reviewed Statement on the financial statements, does not vet numbers contained or missing in such statements with extensive procedures similar to an audit or where an unqualified opinion is required.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

NATURE’S MIRACLE HOLDING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of

Nature’s Miracle Holding Inc. (formerly LBBB Merger Corp.), its subsidiaries, and variable interest entities.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature's Miracle Holding Inc.(formerly LBBB Merger Corp.), its subsidiaries, and variable interest entities (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations, negative cash flows from operating activities and has a working capital deficit as of December 31, 2025, which raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since May 16, 2023.

San Mateo, CA

April 15, 2026

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,694	$420,131
Accounts receivable, net	153,043	1,829,044
Accounts receivable - related party, net	-	976,449
Inventories, net	-	1,778,583
Prepayments and other current assets	100,027	151,431
Prepayments - related parties	-	10,000
Loan receivable – related party	605,000	-
Total Current Assets	955,764	5,165,638

NON-CURRENT ASSETS
Deposits	951,000	428,633
Right-of-use assets, net	133,889	470,716
Cost method investment	-	1,000,000
Property and equipment, net	18,370,033	4,246,832
Total Assets	$20,410,686	$11,311,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$4,192,646	$2,668,604
Short-term loans - related parties	194,000	280,755
Current portion of long-term debts	466,331	301,076
Convertible notes	1,712,875	987,639
Convertible notes - related party	64,414	-
Accounts payable	9,684,893	10,389,978
Accounts payable - related parties	366,437	308,407
Other payables and accrued liabilities	5,178,395	3,467,637
Other payables - related parties	514,891	367,709
Operating lease liabilities - current	101,327	262,380
Commitment shares to be issued	171,160	-
Tax accrual	471,731	501,374
Deferred income - Contract liabilities	49,731	144,790
Deferred income - Contract liabilities - related party	86,468	86,468
Total Current Liabilities	23,255,299	19,766,817

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	5,402,186	5,678,550
Operating lease liabilities, net of current portion	35,684	205,602
Long-term convertible notes - related party	3,000,000	-
Total Non-Current Liabilities	8,437,870	5,884,152

Total Liabilities	31,693,169	25,650,969

COMMITMENTS AND CONTINGENCIES

Redeemable convertible preferred stock ($0.0001 par value, 754 and nil issued and outstanding at December 31, 2025 and 2024, respectively), at redemption value	1,458,233	-

SHAREHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 1,000,000 shares authorized, 5,000 and nil shares issued and outstanding; at December 31, 2025 and 2024, respectively)	-	-
Common stock ($0.0001 par value,1,000,000,000 shares authorized,112,852,596 and 2,445,364 shares issued and outstanding at December 31, 2025 and 2024, respectively)*	11,287	246
Additional paid-in capital	24,049,579	10,396,274
Accumulated deficit	(36,800,876)	(24,734,689)
Accumulated other comprehensive loss	(706)	(981)
Total Stockholders’ Deficit	(12,740,716)	(14,339,150)

Total Liabilities and Stockholders’ Deficit	$20,410,686	$11,311,819

*	On December 4, 2025, the Company increased its authorized common stock from 100,000,000 shares to 1,000,000,000 shares.

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024

REVENUE (including related party revenue of $76,038 and $1,593,926 for the years ended December 31, 2025 and 2024)	$1,742,360	$9,261,583

COST OF REVENUE	2,193,398	12,066,778

GROSS LOSS	(451,038)	(2,805,195)

OPERATING EXPENSES:
Selling, general and administrative	4,883,132	7,134,120
Provision for credit losses	1,818,151	408,569
Total operating expenses	6,701,283	7,542,689

LOSS FROM OPERATIONS	(7,152,321)	(10,347,884)

OTHER INCOME (EXPENSE)
Interest expense, net	(3,375,272)	(2,301,600)
Non cash finance expense	(200,000)	(1,000,000)
Gain (loss) on loan extinguishment	67,183	(8,417)
Change in fair value of commitment shares to be issued	28,840	-
Loss on impairment of investment	(1,000,000)	-
Other (expense) income	(353,484)	9,661
Total other expense, net	(4,832,733)	(3,300,356)

LOSS BEFORE INCOME TAXES	(11,985,054)	(13,648,240)

PROVISION FOR INCOME TAXES	1,700	5,100

NET LOSS	$(11,986,754)	$(13,653,340)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	275	94
COMPREHENSIVE LOSS	$(11,986,479)	$(13,653,246)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic and diluted	14,926,994	1,149,320

LOSS PER SHARE
Basic and diluted	$(0.81)	$(11.88)

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2023	-	$-	742,416	$74	$1,528,926	$(8,247,862)	$(1,075)	$(6,719,937)
Issuance of shares upon the reverse recapitalization	-	-	134,476	13	-	(2,833,487)	-	(2,833,474)
Additional shares issued in connection with reverse recapitalization	-	-	5,114	1	(1)	-	-	-
Stock compensation expense	-	-	101,091	10	1,413,448	-	-	1,413,458
Shares to be issued for stock compensation	-	-	(82,757)	(8)	8	-	-	-
Shares and warrants issued through private placement	-	-	6,000	1	58,089	-	-	58,090
Shares and warrants issued through July public offering	-	-	166,667	17	1,003,983	-	-	1,004,000
Forgiveness of related party’s debt	-	-	-	-	2,135,573	-	-	2,135,573
Shares and warrants issued through November public offering	-	-	837,788	84	2,304,869	-	-	2,304,953
Shares issued through warrants exercises	-	-	477,659	48	261,495	-	-	261,543
Shares issued through November Pre-funded warrants exercises	-	-	56,667	6	189,884	-	-	189,890
Shares issued through debt-to-equity conversion	-	-	568,182	57	1,499,943	-	-	1,500,000
Shares to be issued for debt-to-equity conversion	-	-	(568,182)	(57)	57	-	-	-
Additional round up shares issued due to 1-for-30 reverse stock split	-	-	243	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	94	94
Net loss	-	-	-	-	-	(13,653,340)	-	(13,653,340)
BALANCE, December 31, 2024	-	$-	2,445,364	$246	$10,396,274	$(24,734,689)	$(981)	$(14,339,150)
Preferred stock issued for asset acquisition	14,500	1	-	-	9,415,633	-	-	9,415,634
Stock compensation expense	-	-	1,525,590	153	341,309	-	-	341,462
Shares to be issued for stock compensation	-	-	(1,000,834)	(100)	100	-	-	-
Shares issued through warrants exercises	-	-	1,839,023	184	865,239	-	-	865,423
Shares issued through debt-to-equity conversion	-	-	13,841,623	1,384	1,715,746	-	-	1,717,130
Shares issued through convertible notes conversion	-	-	11,028,705	1,103	1,021,344	-	-	1,022,447
Shares issued through preferred shares conversion	(9,500)	(1)	81,198,475	8,120	47,081	-	-	55,200
Shares issued under equity line of credit	-	-	1,774,650	177	170,042	-	-	170,219
Shares issued for purchase of convertible note	-	-	200,000	20	76,811	-	-	76,831
Foreign currency translation adjustments	-	-	-	-	-	-	275	275
Cumulative dividend for Series A, D and F preferred stock	-	-	-	-	-	(79,433)	-	(79,433)
Net loss	-	-	-	-	-	(11,986,754)	-	(11,986,754)
BALANCE, December 31, 2025	5,000	$-	112,852,596	$11,287	$24,049,579	$(36,800,876)	$(706)	$(12,740,716)

The accompanying notes are an integral part of these consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31	December 31
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,986,754)	$(13,653,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	303,351	159,439
Allowance for credit losses	1,818,151	408,569
Amortization of operating right-of-use asset	446,198	376,361
Amortization of debt issuance cost	811,560	121,149
(Gain) loss on loan extinguishment	(67,183)	8,417
Loss on impairment of investment	1,000,000	-
Gain on disposal of property and equipment	(20,685)	-
Stock compensation expenses	341,462	1,413,458
Non cash finance expense	200,000	1,000,000
Change in fair value of commitment shares to be issued	(28,840)	-
Inventory impairment loss	544,469	2,315,209
Change in operating assets and liabilities:
Accounts receivable	834,298	(1,672,144)
Inventories	1,234,114	952,291
Prepayments and other current assets	304,289	(11,697)
Prepayments - related parties	10,000	-
Security deposit	398,633	(381,000)
Accounts payable	(797,968)	2,609,342
Other payables and accrued liabilities	1,100,626	437,872
Accrued interest payable - related parties	134,310	101,571
Operating lease liabilities	(440,342)	(393,362)
Tax accrual	(29,643)	160,746
Deferred income - Contract liabilities	(95,059)	112,348
Net cash used in operating activities	(3,985,013)	(5,934,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Lakeshore	-	(40,000)
Deposit from investment of Future Tech	(721,000)	-
Deposit from licensing fee of Datavault AI	(200,000)	-
Proceeds from disposal of property and equipment	25,959	-
Proceeds from asset acquisition	31,682
Net cash used in investing activities	(863,359)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the reverse recapitalization	-	1,120,177
Payments of transaction costs incurred by Lakeshore	-	(1,044,980)
Repayments of promissory note - related party of Lakeshore	-	(75,000)
Capital contribution in advance	1,374,000	-
Proceeds from exercise of warrants	865,423	451,433
Shares and warrants issued through public offering	-	3,308,953
Payments of deferred offering costs	-	(266,925)
Proceeds from shares issued under equity line of credit	170,219	-
Long-term loan borrowing	97,163	-
Repayments on long-term loan	(202,257)	(269,119)
Short-term loan borrowing from third parties	1,987,008	4,915,984
Repayments on short-term loan from third parties	(1,160,380)	(2,850,239)
Short-term loan borrowing from related parties	134,000	-
Repayments on short-term loan from related parties	(220,755)	(50,000)
Convertible notes borrowing	2,271,241	1,197,500
Repayments on convertible notes	(802,875)	(272,920)
Borrowings from other payables - related parties	59,145	38,184
Payments on other payables - related parties	(46,273)	(30,000)
Net cash provided by financing activities	4,525,659	6,173,048

EFFECT OF FOREIGN EXCHANGE ON CASH	276	94

CHANGES IN CASH AND CASH EQUIVALENTS	(322,437)	198,371

CASH AND CASH EQUIVALENTS, beginning of year	420,131	221,760

CASH AND CASH EQUIVALENTS, end of year	$97,694	$420,131

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,700	$3,315
Cash paid for interest	$391,744	$1,276,757

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right of use assets acquired under new operating leases	$124,372	$398,788
Reduction of right-of-use asset and operating lease liabilities based on modification	$-	$54,800
Accumulated deficit acquired upon the reverse recapitalization	$-	$1,732,630
Deferred offering cost converted to APIC upon the reverse recapitalization	$-	$1,100,857
Conversion of convertible notes into shares	$1,022,447	$-
Debt-to-equity conversion	$1,717,130	$1,500,000
Forgiveness of related party’s debt	$-	$2,135,573
Asset acquisition via preferred stock issuance	$9,415,634	$-
Asset acquisition via convertible note issuance	$3,000,000	$-

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

On August 18, 2022, NMI acquired 100% interest of Photon Technology (Canada) Ltd, a Canadian company (“Photon”) for a total consideration of CAD $62,571 that was equivalent to $45,500. The purchase was accounted for as an asset purchase. Wei Yang, stockholder of NMI, was the sole stockholder of Photon prior to the acquisition. Upon completion of the acquisition, NMI has 100% of the equity interest of Photon, and Photon became a wholly-owned subsidiary of NMI. Photon will focus on manufacturing greenhouse and cultivation- related products. There was no material operation as of December 31, 2025.

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

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of December 31, 2025 and 2024, the Company had approximately $0.1 million and $0.4 million in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $22.3 million and $14.6 million as of December 31, 2025 and 2024. The Company’s accumulated deficit and negative operating cash flow for the year December 31, 2025 amounted to $36,800,876 and $3,985,013, respectively.

Subsequent to December 31, 2025, the Company obtained approximately $0.3 million in proceeds from convertible notes and promissory notes for liquidity. See Note 20 for further details.

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

The Company has a $20 million equity financing program (“ELOC”) with GHS Investment and this was declared effective by SEC. The Company can draw on this facility for its working capital needs and others. The Company received $170,219 for the year ended December 31, 2025 under this facility, with approximately $19.8 million of credit still available.

The Company has access to investors who are providing convertible notes financing for public companies and the Company has been utilizing the convertible notes for part of its financing needs.

The shareholder of the Company also offers support for the Company. Big Lake Capital, LLC, a related party controlled by Tie Li (our Chairman and CEO) entered into a $2 million Convertible Promissory Note on April 11, 2025 with the initial tranche of $600,000. The Company has borrowed $813,600 and converted $652,800 for the year ended December 31, 2025 under this note, with $1,186,400 of credit still available.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash. The amount in excess of the FDIC insurance was $0 as of December 31, 2025.

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2025 and 2024, no allowance for doubtful account was recorded.

Accounts receivable, net

Starting from January 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our consolidated financial statements. During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers. An allowance for expected credit loss is recorded in the period in which loss is determined to be probable based on lifetime expected losses considering historical, current, and forecasted conditions. Amounts deemed   uncollectible are written off against the allowance after all collection efforts have ceased.

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. During the years   ended December 31, 2025 and 2024, the Company recorded inventory impairment losses of $544,469 and $2,315,209, respectively.

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

Cost method investment is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended December 31, 2025 and 2024, the Company recorded $1,000,000 and nil of impairment charges for its investments.

Deposits

Deposits consist of security deposits for vendors and deposits for acquisition. To maintain a stable supply for goods and build a long-term relationship, the Company may pay certain amount of funds to its vendors as security deposits which are recorded as non-current assets on the balance sheet depending on its return date. On November 22, 2024, NM Data entered into an investment agreement to acquire 51% of Future Tech Incorporated (“Future Tech”), an Ohio-based company, for the development and construction of a 50MW high density data center and a vertical farming facility in Stryker, Ohio. The closing of the acquisition of Future Tech is subject to Future Tech’s executing an electricity sales and purchase agreement with a certain supplier set forth in the agreement and Future Tech entering into a ten-year lease option to purchase indoor space as set forth in the agreement. As of December 31, 2025, the deposit for acquisition of Future Tech was $721,000. The Company also made a deposit with Datavault AI for licensing fee of $200,000 for certain intellectual properties related to business in the field of tokenization of assets using cryptocurrencies.

Property and equipment

Property and equipment are stated at historical cost. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Useful Life
Machinery and equipment	5 years
Computer and peripherals	3 years
Trucks and automobiles	5 years
Building improvements	39 years
Buildings	39 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized.

Long-lived assets impairment

The Company reviews the impairment of its long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. As of December 31, 2025 and 2024, there was no impairment of long-lived assets.

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

The Company’s disaggregate revenue stream by products are summarized below:

	For the Years Ended
	December 31, 2025	December 31, 2024

Grow light	$1,382,020	$8,910,308
Indoor grow containers	-	143,781
Grow Media and others	360,340	207,494
Total	$1,742,360	$9,261,583

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of deferred income — contract liabilities (including related party) consisted of the following as of the date indicated:

	As of December 31, 2025	As of December 31, 2024
Beginning balance	$231,258	$118,909
Prepayments from customers	212,751	1,054,171
Recognized as revenues	(307,810)	(941,822)
Ending balance	$136,199	$231,258

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the transaction price of the related transaction.

Sales discounts are recorded in the period in which the related sales are recognized. Sales return allowances are recorded and estimated based on historical returns which were generally immaterial to the Company.

Estimated warranty is immaterial because suppliers provide a warranty period of 1-5 years for all products, varying depending on the product type. After customers provide their purchase invoices and serial numbers for the return products, the factories will issue the replacement products. Additionally, the factories will also bear the corresponding shipping costs, making the company’s warranty expenses negligible.

Cost of revenue

Cost of revenue mainly consists of costs for purchases of products and related storage, warehouse rent, outbound freight, delivery fees and payroll related expenses.

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

Redeemable convertible preferred stock

The Company accounts for its preferred shares in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). For preferred shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Series A, D, and F preferred shares outside of permanent equity as the shares are subject to possible redemption after 120 days of closing. The Company recorded the Series A, D, and F preferred shares as temporary equity with accrued dividend included in redemption value.

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

For the years ended December 31, 2025 and 2024, diluted EPS equals basic EPS because the Company incurred a net loss.

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

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and certain other segment items on an interim and annual basis if they are regularly provided to the chief operating decision maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 on January 1, 2024.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025.

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

In July 2025, the FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Subtopic 326) (“ASU 2025-05”), simplifies the Current Expected Credit Loss (CECL) model for receivables and contract assets by offering a practical expedient to use current conditions for forecasts and an accounting policy election to consider post-balance sheet collections, allowing for early adoption for financial statements not yet issued. The guidance is effective for annual reporting periods beginning after December 15, 2025, but early adoption is permitted. The Company adopted the ASU 2025-05 on January 1, 2025.

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

The carrying amount of the assets and liabilities are as follows:

As of December 31, 2025
Cash	$6,155
Property and equipment, net	4,047,226
Total assets	$4,053,381

Current portion of long-term debt	$86,928
Long-term debt, net of current portion	2,608,062
Accrued expenses	8,103
Intercompany payable to Visiontech	1,289,757
Total liabilities	$3,992,850

The operating results of VIE included in the consolidated statements of operations are as follows for the period indicated:

For the year ended December 31, 2025
Revenue*	$332,842
Selling, general and administrative	136,082
Interest expense	98,116
Income tax	1,700
Net income	$96,944

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the consolidated statements of operations.

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

Fair value of consideration transferred:

Series B and C preferred stock	$14,440,000
Issuance cost of preferred stock	60,000
Convertible promissory note	3,000,000
Total	$17,500,000

Carrying value of assets and liabilities transferred:

As of September 18, 2025
Current assets	$671,682
Property and equipment, net	13,334,938
Total assets	14,006,620
Total liabilities	(1,530,986)
Net assets	$12,475,634

Equity in the Company as a result of the asset acquisition increased as follows:

As of September 18, 2025
Net assets acquired	$12,475,634
Less: debt incurred	(3,000,000)
Less: cost associated with issuance of Series B and C preferred stock	(60,000)
Increase in equity	$9,415,634

Note 7 — Accounts receivable, net

Accounts receivable, net consisted of the following as of the date indicated:

	As of December 31, 2025	As of December 31, 2024
Accounts receivable	$2,271,781	$2,744,118
Less: allowance for credit losses	(2,118,738)	(915,074)
Subtotal accounts receivable, net	153,043	1,829,044
Accounts receivable - related party	730,998	1,092,960
Less: allowance for credit losses – related party	(730,998)	(116,511)
Subtotal accounts receivable – related party, net	-	976,449
Total accounts receivable, net	$153,043	$2,805,493

Provision for credit losses were $1,818,151 and $408,569 for the years ended December 31, 2025 and 2024, respectively.

Movement of allowance:

Movement of allowance for expected credit losses (including related party) consisted of the following as of the date indicated:

	December 31, 2025	December 31, 2024
Beginning balance	$1,031,585	$669,974
Addition	1,818,151	408,569
Write-off	-	(46,958)
Ending balance	$2,849,736	$1,031,585

Note 8 — Cost method investment

Cost method investment consists of the following:

	As of December 31, 2025	As of December 31, 2024
10% Investment of Iluminar	$-	$1,000,000
Total	$-	$1,000,000

On April 11, 2023, one of the Company’s customers, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. The shares were issued to the Company on March 31, 2023. The Company determined that the recoverability of the investment appears doubtful. The Company deemed the loss in investment value other than a temporary decline and thus recorded $1.0 million impairment loss. As of December 31, 2025 and 2024, the Company recorded impairment of $1,000,000 and nil respectively.

Note 9 — Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31, 2025	As of December 31, 2024
Trucks & Automobiles	$326,252	$285,099
Machinery & Equipment	8,287	67,847
Warehouse Equipment	29,984	-
Computers & Peripherals	2,783	-
Building	12,930,503	3,465,230
Building improvements	7,157,418	-
Land	1,150,000	930,000
Subtotal	21,605,227	4,748,176
Less: accumulated depreciation	(3,235,194)	(501,344)
Total	$18,370,033	$4,246,832

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $303,351 and $159,439, respectively. For the years ended on December 31, 2025 and 2024, the company recognized a gain of $20,685 and $0, respectively, in relation to the disposal of equipment at its carrying value.

Note 10 — Loans payable

Short-term loans:

	As of December 31, 2025	As of December 31, 2024
Factor H (1)	$640,816	$685,172
Factor I (2)	-	207,921
Factor J (3)	38,255	28,838
Factor K (4)	-	66,404
Factor L (5)	129,170	-
Jie Zhang (6)	70,000	100,000
Peng Zhang (7)	-	560,000
RedOne Investment Limited (“RedOne”) (8)	230,000	230,000
Agile Capital Funding, LLC (9)	359,344	480,798
ClassicPlan Premium Financing, Inc. (10)	-	9,471
Maximcash Solutions LLC (11)	-	300,000
J.J. Astor & Co.(12)	1,581,212	-
Yan Li(13)	991,348	-
Other loans	152,500	-
Total short-term loans	$4,192,646	$2,668,604

Short-term loans consist of account receivable factoring agreements, subordinated business loan and third parties loans as of December 31, 2025 and 2024.

(1)	On October 23, 2023, the Merchants entered into a standard merchant cash advance agreement with Factor H. The Company sold $768,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $503,500 was remitted to the Company, after the deduction of the total fees of $26,500. The Company agreed to pay a weekly installment of $22,814.84 for 32 weeks with a final extra payment of $38,500. The effective interest rate of this agreement was 85.36%. For the year ended December 31, 2024, the Company paid $409,443 principal of the loan.

On May 2, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,240,150 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $807,500 was remitted to the Company, after the deduction of the total fees of $42,500. The Company agreed to pay a weekly installment of $41,000 for 31 weeks. The effective interest rate of this agreement was 93.05%. The Company used this loan to pay off $175,314 previous loan with Factor H that dated on October 23, 2023. For the year ended December 31, 2024, the Company paid $807,500 principal of the loan.

On November 18, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,167,200 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $752,000 was remitted to the Company, after the deduction of the total fees of $48,000. The Company agreed to pay a weekly installment of $32,000 for 37 weeks. The effective interest rate of this agreement was 94.98%. The Company used this loan to pay off $566,150 previous loan with Factor H that dated on May 2, 2024. For the years ended December 31, 2025 and 2024, the Company paid $44,356 and $66,828 principal of the loan.

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

On December 12, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor I. The Company sold $319,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $213,750 was remitted to the Company, after the deduction of the total fees of $11,250. The Company agreed to pay a weekly installment of $13,313 for 24 weeks. The effective interest rate of this agreement was 84.03%. The Company used this loan to pay off $90,116 previous loan with Factor H that dated on August 29, 2024. For the years ended December 31, 2025 and 2024, the Company paid $79,287 and $5,829 principal of the loan.

On July 31, 2025, Factor I filed a settlement agreement for Stay of Prosecution in the Seventeenth Judicial Court in Broward County, Florida, pursuant to which both parties agreed to pay a weekly installment of $10,000 for 18 weeks commencing on August 5, 2025 through December 2, 2025, followed by a final installment of $6,572 on December 9, 2025. The Company used this settlement agreement to pay off a $163,063 previous loan with Factor I dated on December 12, 2024, resulting in a $1,937 loss on debt settlement. For the year ended December 31, 2025, the Company paid $165,000 principal of the loan. The loan was paid off in October 2025.

(3)	On September 27, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor J. The Company sold $72,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $47,470 was remitted to the Company, after the deduction of the total fees of $2,530. The Company agreed to pay a weekly installment of $3,021 for 24 weeks. The effective interest rate of this agreement was 88.98%. For the years ended December 31 2025 and 2024, the Company paid $28,838 and $18,632 principal of the loan.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor J. The Company sold $94,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $61,070 was remitted to the company, after the deduction of the total fees $3,930. The Company agreed to pay a weekly installment of $6,732 for 14 weeks. The effective interest rate of this agreement was 89.54%. The Company used this loan to pay off $18,125 previous loan with Factor J that dated on February 10, 2025. For the year ended December 31, 2025, the Company paid $22,815 principal of the loan.

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

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor K. The company sold $147,000 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase of $92,605 was remitted to the company, after the deduction of the total fees $7,395. The Company agreed to pay a weekly installment of $10,500 for 14 weeks. The effective interest rate of this agreement was 96.04%. The Company use this loan to pay off $37,760 previous loan with Factor K that dated on September 30, 2024. For the year ended December 31, 2025, the Company paid $23,785 principal of the loan.

On July 16, 2025, Factor K filed a complaint in Court in Monroe County, New York referring to an outstanding balance of $100,588 after payments of $46,551 on its loan agreement with the Company, dated February 11, 2025. The total claimed amount is $129,463 plus interest from June 30, 2025 and attorney fees. On July 22, 2025, Factor K and the Company entered into a Stipulation of Settlement Agreement pursuant to which each party agreed to a settlement amount and remittance schedule that commencing on July 23, 2025 through November 11, 2025. The Company used this settlement agreement to pay off a $95,500 previous loan with Factor K dated on December 12, 2024, resulting in a $48,300 loss on debt settlement. For the year ended December 31, 2025, the Company paid $143,800 principal of the loan. The loan was paid off in October 2025.

(5)	On February 7, 2025, the Merchants entered into a standard merchant cash advance agreement with Wave advance Inc (the “Factor L”). The Company sold $183,750 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $107,500 was remitted to the Company, after the deduction of the total fees of $8,750. The Company agreed to pay a weekly installment of $13,125 for 14 weeks. The effective interest rate of this agreement was 113.58%. For the year ended December 31, 2025, the Company paid $116,250 principal of the loan.

On February 25, 2025, the Merchant entered into another standard merchant cash advance agreement with Factor L. The Company sold $280,770 of its accounts receivable balance on a recourse basis for credit approved accounts. The net purchase price $177,630 was remitted to the company, after the deduction of the total fees of $13,370. The Company agreed to pay a weekly installment of $17,550 for 16 weeks. The effective interest rate of this agreement was 95.63%. The Company use this loan to pay off $157,500 previous loan with Factor L that dated on February 7, 2025 resulting in $20,000 of gain on debt settlement. For the year ended December 31, 2025, the Company paid $39,067 principal of the loan.

On August 1, 2025, the Company and Factor L signed a settlement agreement that required payments from August 5 to October 27, 2025, for an aggregate amount of $201,170. The Company agreed to pay a weekly installment of $18,000 for 11 weeks from August 5, 2025 to October 20, 2025, followed by a final installment of $3,170 on October 27, 2025. The Company use this settlement agreement to pay off a $198,670 previous loan with Factor I dated on February 25, 2025, resulting in a $2,500 loss on debt settlement. For the year ended December 31, 2025, the Company paid $72,000 principal of the loan.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. As of December 31, 2025 and 2024, outstanding balance amounted to $808,241 and $988,336, respectively.

(6)	On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan was originally extended to April 15, 2025, subsequently extended to July 16, 2025, then extended to November 16, 2025. On January 30, 2026, the third party entered into another agreement under which both parties agreed that a final payment of $20,000 would be made, and the remaining balance and accrued interest would be converted into the Company’s stock. The final payment of $20,000 was made on January 30, 2026. The loan balance as of December 31, 2025 and 2024 was $70,000 and $100,000, respectively.

(7)	On March 7, 2024, the Company’s subsidiary Nature’s Miracles entered into a loan agreement with Peng Zhang, a 2.5% shareholder of the Company. The amount of the loan is $1,405,000 with 10% interest and is due on March 7, 2025. For the year ended December 31, 2024, Nature’s Miracles made a payment of $500,000 toward the loan. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which Peng Zhang agreed to convert the $345,000 of loan balance into 130,682 shares of the Company’s common stock at a conversion price of $2.64 per share. On July 24, 2025, the Company entered into another debt-to-equity conversion agreement, under which Peng Zhang agreed to convert the remaining $560,000 of loan balance into 4,291,188 shares of the Company’s common stock at a conversion price of $0.13 per share. The conversion occurred in December 2025. As of December 31, 2025 and 2024, the loan balance was $0 and $560,000.

(8)	On February 10, March 28, June 5, June 27, September 22, December 22, 2023 and February 20, 2024, Lakeshore entered into seven promissory notes with RedOne to which Lakeshore borrowed an aggregate principal amount of $380,000 with zero interest rate. On July 11, 2023, Lakeshore entered into a loan agreement with Deyin Chen (Bill) to which Lakeshore borrowed a principal amount of $125,000 with an annual interest rate of 8%. This loan was extended to March 11, 2024 with interest waived pursuant to a Side Letter to the loan agreements dated December 8, 2023. A payment of $75,000 was made upon close of the Merger on March 11, 2024 and the loan balance of $50,000 owed to Deyin Chen (Bill) was assigned to RedOne and the Company assumed the outstanding balance. The loan bears interest of 8% per annum. $50,000 was paid on July 29, 2024 and $150,000 was paid on November 11, 2024.

The balance of $230,000, originally due by December 11, 2024, was revised to be paid in two equal installments: the first installment of $115,000 no later than March 31, 2025, and the second installment of $115,000 no later than June 30, 2025. Both installments were extended to July 15, 2025, subsequently extended to September 10, 2025, and then extended to April 16, 2026.

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

On September 25, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $315,000, including the administrative agent fee of $15,000. The Company agreed to pay a weekly installment of $16,425 for 28 weeks. The effective interest rate of this agreement was 90.22%. The Company used this loan to pay off $195,806 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC that dated on June 6, 2024. For the year ended December 31, 2024, the Company paid $300,000 principal of the loan.

On November 21, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $575,000, including the administrative agent fee of $28,750. The Company agreed to pay a weekly installment of $29,982 for 28 weeks. The effective interest rate of this agreement was 90.80%. The Company used this loan to pay off $331,388 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC dated on September 25, 2024. For the years ended December 31, 2025 and 2024, the Company paid $121,453 and $65,452 principal of the loan.

(10)	On December 1, 2024, Visiontech and ClassicPlan Premium Financing, Inc., entered into a premium financing agreement with a total gross policy premium and related fees of $15,465 and financed $10,559 of it. Visiontech needs to pay a monthly installment of $1,286 for nine months with the last installment due on August 1, 2025. The effective interest rate of this loan was 22.57%. During the years ended December 31, 2025 and 2024, the Company paid $9,471 and $1,088 principal of the loan. The loan was paid off in August 2025.

(11)

On December 30, 2024, the Merchants entered into a business loan and security agreement (the “Agreement”) with Maximcash Solutions LLC (the “Maxim”). Under the Agreement, the Maxim loaned $311,000 to the Company, which includes an $11,000 origination fee deducted at the time of funding. This loan carries an interest rate of 51.64% and an annual percentage rate of 59.40%. The loan matures on January 14, 2026. The Company will repay the Loan in 26 biweekly payments of $15,430, with a total repayment amount of $401,190 over a 12-month term. The loan is secured by all present and after-acquired property of the Company. As security to the loan, the Company shall issue 311,000 shares of its common stock to Maximin in the event of a loan default. For the year ended December 31, 2025, the Company paid $215,752 principal of the loan.

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

On December 16, 2025, pursuant to a post-judgment payment arrangement, Maxim agreed to accept a total settlement amount of $40,000 in cash and to retain the 311,000 shares previously received as collateral. The shares were valued at approximately $24,880 based on a fair value of $0.08 per share. The $40,000 lump sum payment was paid on December 17, 2025, and resulted in a gain on debt settlement of $79,920.

(12)	On April 11, 2025, Zak Properties entered into a loan agreement with J.J. Astor & Co. (“JJ Astor”). Under the agreement, JJ Astor loaned $1,650,000 to Zak Properties, which included a $66,000 origination fee, a $99,000 debt broker fee, a $15,000 legal fee, and additional closing, title, and recording charges. The loan has a contractual maturity date of September 26, 2025. At closing, $480,000 of interest was withheld as an interest holdback and applied to the weekly payment structure. The effective interest rate was 43.39%. In January 2026, Zak Properties paid off the outstanding loan balance along with an additional $236,000 of interest. For the year ended December 31, 2025, Zak Properties made no principal payments on the loan.

(13)	On October 8, 2025, Zak Properties entered into a loan agreement with Yan Li. Under the agreement, Yan Li loaned $1,000,000 to Zak Properties. The interest rate was 18.00% per annum and the maturity date was April 8, 2026. In January 2026, Zak Properties paid off the outstanding loan balance along with an additional $46,200 of interest. For the year ended December 31, 2025, Zak Properties made no principal payments on the loan.

Interest expense for short term loans amounted to $1,581,843 and $1,375,069 for the years   ended December 31, 2025 and 2024, respectively.

Short-term loans — related parties: refer to Note 12 Related Party transactions.

Long-term debts:

Long-term debts consist of four auto loans, one building loan, and one secured business loan as of December 31, 2025 and 2024.

The outstanding amount of the auto loans were $113,668 and $80,238 as of December 31, 2025 and 2024, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. The Company subsequently sold the auto and paid off the loan on September 18, 2025. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. On July 20, 2024, the Company purchased the fourth vehicle for $113,263 and financed $97,163 of the purchase price through auto loan. The loan requires a monthly installment payment of $2,403 with the last installment due on August 3, 2028. During the years   ended December 31, 2025 and 2024, the Company made total payments of $57,718 and $34,382 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans as of December 31, 2025 are as follows:

Twelve months ended December 31,	Repayment
2026	$52,960
2027	42,544
2028	18,165
Total	$113,669

The outstanding amount of the building loan was $2,694,990 and $2,771,645 as of December 31, 2025 and 2024, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the West. The loan requires monthly installment payments of $15,165 with the last installment due on January 10, 2032. During the years   ended December 31, 2025 and 2024, the Company made total payments of $76,655 and $80,952 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan as of December 31, 2025 are as follows:

Twelve months ended December 31,	Repayment
2026	$86,927
2027	90,100
2028	93,135
Thereafter	2,424,828
Total	$2,694,990

The outstanding amount of the secured business loan was $3,059,858 and $3,127,742 as of December 31,2025 and 2024, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the years ended of December 31, 2025 and 2024, the Company made total payments of $67,883 and $153,784 towards the loan, respectively.

Minimum required principal payments towards the Company’s secured business loan as of December 31, 2025 are as follows:

Twelve months ended December 31,	Repayment
2026	$326,444
2027	251,099
2028	295,681
2029	348,179
Thereafter	1,838,455
Total	$3,059,858

Interest expenses for long term loans amounted to $817,939 and $633,089 for the years ended December 31, 2025 and 2024, respectively.

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

On July 3, 2024, the Company entered into four convertible note agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $13.26. On November 19, 2024, the Company entered into four debt-to-equity conversion agreements, under which four investors agreed to convert a total of $410,000 into 155,303 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as require by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to June and September 2025, with two maturing in each month, subsequently extended to July 11, 2026. The balance of these Notes are $410,000 and $410,000 as of December 31, 2025 and 2024.

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

On August 13, 2024, the Company entered a securities purchase agreement with 1800 Diagonal Lending LLC (“Diagonal”), in connection with the issuance of a promissory note in the aggregate principal amount of $181,700, including an original issue discount of $23,700, closing expenses of $8,000 deducted from funding amount. The maturity date was June 15, 2025 and the interest rate of the note was 12% per annum. The initial funding was scheduled to be paid in 10 equal monthly installments of $20,350. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of December 31, 2025 and 2024, the balance of this note was $0 and $92,045.

On September 18, 2024, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $107,880 with an original issue discount of $14,880. The note bears a one-time interest charge of 13% and maturity date was July 15, 2025. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $60,952 due on March 15, 2025, and the remaining four payments of $15,238 due on the fifteenth day of each month thereafter. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. On May 5, May 9, and June 4, 2025, an aggregate of $22,160, $22,160 and $5,894 of convertible note principal and accrued interest were converted into 295,466, 295,466 and 148,090 shares of common stock, respectively. As   of December 31, 2025 and 2024, the balance of this note was $0 and $85,000.

On October 14, 2024, the Company issued and sold to Diagonal a promissory note in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears a one-time interest charge of 14% of the principal amount. Accrued, unpaid interest and outstanding principal will be due in ten payments, each in the amount of $11,537. The first payment will be due November 15, 2024 with nine subsequent payments due on the 15th of each month thereafter. Only upon occurrence of an event of default under the note, the note will be convertible into common stock at a conversion price equal to 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date. On June 5, June 10, and June 12, 2025, an aggregate of $13,890, $13,590 and $11,630 of convertible note principal and accrued interest were converted into 324,912, 348,461 and 298,215 shares of common stock, respectively. As of December 31, 2025 and 2024, the balance of this note was $0 and $65,182.

On November 18, 2024, the Company signed one convertible note agreement of $90,000 from one investor. The note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $29.31. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which the investor agreed to convert the $90,000 into 34,091 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as required   by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to September 2025, then subsequently extended to July 11, 2026. As of December 31, 2025 and 2024, the balance of this note was $90,000 and $90,000.

On December 17, 2024, the Company entered into a securities purchase agreement with a certain investor pursuant for a $180,000 convertible note with an original issue discount of $20,000. The note bears an annual rate of 12% and the maturity date of this note shall be December 17, 2025. The note can be converted into a fixed price of $2.50 per share. Net proceeds to the Company amounted to $150,000 (after deducting the fee paid to escrow agent of $10,000). The Company has also agreed to issue 118,000 shares of common stock for commitment fee, and a warrant to purchase up to 138,462 shares of common stock. As of December 31, 2024, the balance of this note was $164,483 and the shares and warrants were not issued. On January 21, 2025, the Company and investor mutually rescinded the above note and released the Company from all of its obligations. The Company returned the $160,000 to the investor on January 15, 2025. The Company recognized the difference between the debt’s reacquisition price of $160,000 and net carrying amount of $180,000 and recognized $0 and $20,000 as a gain for the year ended December 31, 2025.

On December 12, 2024, the Company entered into a convertible promissory note with Diagonal in the principal amount of $101,200 (reflecting a purchase price of $88,000 and an original issue discount of $13,200). The note bears 14% interest per annum and maturity date is December 15, 2025. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. On June 20, 2025, an aggregate of $14,850 of convertible note principal and accrued interest were converted into 380,769 shares of common stock. In July 2025, an aggregate of $109,587 of convertible note principal and accrued interest were converted into 3,867,938 shares of common stock. As of December 31, 2025 and 2024, the balance of this note was $0 and $80,929.

On March 26, 2025, the Company signed a convertible note with Black Ice Advisors, LLC, face value of the note is $111,111, interest at 10%. The maturity date of this note was on March 26, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to lowest trading price with a 20 day look back. The note can be prepaid within 6 months at 120% of principal and accrued interest. The net funds provided was $95,000 after deducting legal fees. As of December 31, 2025, the principal and accrued interest of the note were paid off.

On May 7, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $140,250 with an original issue discount of $12,750 and closing expenses of $7,500 deducted from funding amount. The note bears an annual interest charge of 14% and maturity date was February 28, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of December 31, 2025, the balance of this note was $0.

On June 10, 2025, the Company entered into another securities purchase agreement with Diagonal pursuant to which the Company sold to the Diagonal a convertible promissory note in the aggregate principal amount of $126,260 with an original issue discount of $19,260 and closing expenses of $7,000 deducted from funding amount. The note bears an annual interest charge of 12% and maturity date was August 15, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of December 31, 2025, the principal and accrued interest of the note were paid off.

During the third and fourth quarters of 2025, the Company entered into another five securities purchase agreements with Diagonal pursuant to which the Company issued the following convertible promissory notes to the Diagonal: i) principal amount of $97,350 issued on July 23, 2025 with an original issue discount of $14,850 and closing expenses of $7,500 deducted from funding amount, which bears an annual interest charge of 12% and matures on April 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price. As of December 31, 2025, the principal and accrued interest of the note were paid off; ii) principal amount of $90,200 issued on July 30, 2025 with an original issue discount of $8,200 and closing expenses of $7,000 deducted from funding amount, which bears an annual interest charge of 14% and matures on May 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price. As of December 31, 2025, the balance of this note was $82,700; iii) principal amount of $155,610 issued on September 19, 2025 with an original issue discount of $22,610 and closing expenses of $8,000 deducted from funding amount, which bears an annual interest charge of 13% and matures on July 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of December 31, 2025, the balance of this note was $135,041; iv) principal amount of $112,800 issued on October 1, 2025 with an original issue discount of $18,800 and closing expenses of $9,000 deducted from funding amount. The note bears an annual interest charge of 15% and maturity date of June 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price. As of December 31, 2025, the balance of this note was $56,701; v) principal amount of $126,360 issued on December 10, 2025 with an original issue discount of $18,360 and closing expenses of $8,000 deducted from funding amount. The note bears an annual interest charge of 13% and maturity date of September 15, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of December 31, 2025, the balance of this note was $101,984.

During the third quarter of 2025, the Company entered into the following two convertible promissory notes with CFI Capital LLC: i) principal amount of $120,000 issued on July 10, 2025 with an original issue discount of $12,000 and closing expenses of $4,000 deducted from funding amount. The note bears 6% interest per annum and matures on July 10, 2026, and ii) principal amount of $130,000 issued on September 18, 2025 with an original issue discount of $13,000 and closing expenses of $4,000 deducted from funding amount. The note bears 6% interest per annum and matures on September 18, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of these two convertible notes. The notes can be prepaid within 6 months at 105% of principal and accrued interest. As of December 31, 2025, the aggregate balance of the two convertible promissory notes was $111,627 and $117,844.

On July 30, 2025, the Company entered into a securities purchase agreement with Labrys Fund II, L.P., pursuant to which the Company sold to Labrys Fund II, L.P. a convertible promissory note in the aggregate principal amount of $230,000 with an original issue discount of $30,000 and closing expenses of $4,250 deducted from funding amount. The note bears an annual interest charge of 14% and matures on July 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. As of December 31, 2025, the balance of this note was $187,097.

On August 5, 2025, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $172,500 with an original issue discount of $22,500 and closing expenses of $6,000 deducted from funding amount. The note bears an annual interest charge of 10% and matures on August 5, 2026. As consideration for entering into the securities purchase agreement, the Company issued a total of 200,000 shares to the investor on August 5, 2025. Principal and accrued interest can be converted into shares of common stock of the Company at a 25% discount to lowest trading price with a 10 day look back at any time on or following the issue date of the convertible note. As of December 31, 2025, the balance of this note was $137,622.

On August 4, 2025, the Company entered into a securities purchase agreement with AES Capital Management LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $37,500 with an original issue discount of $3,750 and closing expenses of $3,000 deducted from funding amount. The note bears an annual interest charge of 8% and matures on August 4, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of the convertible note. As of December 31, 2025, the balance of this note was $33,505.

On August 4, 2025, the Company entered into a securities purchase agreement with Lambda Venture Partners LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $82,500 with an original issue discount of $7,250 and closing expenses of $3,000 deducted from funding amount. The note bears an annual interest charge of 8% and matures on August 4, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to the average of the three lowest trading prices with a 10 day look back at any time on or following the issue date of the convertible note. As of December 31, 2025, the balance of this note was $76,286.

On August 15, 2025, the Company entered into a securities purchase agreement with Actus Fund LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $100,000 with closing expenses of $9,000 deducted from funding amount and a warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.20 per share. The note bears an annual interest charge of 12% and matures on August 15, 2026. The warrant was exercisable from August 15, 2025 through August 15, 2030. Approximately $46,664 from the convertible note proceeds was allocated to the issuance of warrants based on relative fair value. Principal and accrued interest can be converted into shares of common stock of the Company at a 30% discount to the volume-weighted average price of a 5 day look back at any time on or following the issue date of the convertible note. As of December 31, 2025, the balance of this note was $65,381.

On October 16, 2025, the Company entered into a securities purchase agreement with AES Capital Management LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $37,500 with an original issue discount of $3,750 and closing expenses of $1,500 deducted from funding amount. The note bears an annual interest charge of 8% and matures on October 16, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of the convertible note. As of December 31, 2025, the balance of this note was $33,343.

On December 10, 2025, the Company entered into a securities purchase agreement with Boot Capital LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $58,500 with an original issue discount of $8,500 deducted from funding amount. The note bears an annual interest charge of 13% and matures on September 15, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to lowest trading price with a 10 day look back at any time after the sixth monthly anniversary of the convertible note. As of December 31, 2025, the balance of this note was $52,050.

On December 26, 2025, the Company entered into a securities purchase agreement with Quick Capital, LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $55,556 with an original issue discount of $5,556 and closing expenses of $4,500 deducted from funding amount. The note bears an annual interest charge of 12% and matures nine months from the issuance date. The principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the lowest trading price during the 20 trading days preceding the conversion date. The funding was received in January 2026. As of December 31, 2025, there was no outstanding balance under the note.

On December 29, 2025, the Company entered into a securities purchase agreement with AES Capital Management LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $37,500 with an original issue discount of $3,750 and closing expenses of $1,500 deducted from funding amount. The note bears an annual interest charge of 8% and matures on December 29, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of the convertible note. The funding was received in January 2026. As of December 31, 2025, the balance of this note was $0.

Interest expense in connection with the convertible notes for the year ended December 31, 2025 and 2024 amounted to $628,497 and $196,373.

Note 12 — Related party transactions

Purchases and accounts payable – related parties:

On April 11, 2023, one of the Company’s customers and vendors, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. For the years ended December 31, 2025 and 2024, the purchases made from Iluminar were $58,030 and $56,671, respectively. As of December 31, 2025 and 2024, the accounts payable amount due to Iluminar was $366,437 and $308,407, respectively.

Revenue and accounts receivable - related party:

During the years ended December 31, 2025 and 2024, the sales revenue from Iluminar was $76,038 and $1,593,926, respectively. As of December 31, 2025 and 2024, the account receivable, net from Iluminar was nil and $976,449, respectively.

Prepayments - related party:

As of December 31, 2025 and 2024, the prepayments from Jonathan was nil and $10,000, respectively.

Loan receivable – related party:

As of December 31, 2025 and 2024, loan receivable from Big Lake amounted to $605,000 and nil, respectively. The receivable relates to a promissory note dated April 11, 2025, issued to Big Lake, which bears interest at 0% per annum and matures on June 30, 2026. The promissory note includes a debt-forgiveness provision whereby the outstanding principal may be forgiven if the borrower invests an amount equal to or greater than the loan proceeds into the Company. If such condition is met, the borrower will have no further repayment obligation under the note.

Deferred income – contract liabilities - related party:

As of December 31, 2025 and 2024, the deferred income - contract liabilities from Iluminar was $86,468 and $86,468, respectively.

Other payables — related parties

In 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fees for the Company. As of December 31, 2025 and 2024, the outstanding amount due to NMCayman was $170,000 and $170,000, respectively.

In 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. As of December 31, 2025 and 2024, the outstanding amount due to Yang Wei was $20,813 and $23,813, respectively.

In 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023, September 4, 2023, and July 1, 2024, Zhiyi (Jonathan) Zhang paid another $1,000, $557, $8,184 for normal business operating expenses, respectively. Furthermore, in 2024, Mr. Zhang contributed an additional $10,936 toward Company expenses. On October 11, 2023, the Company paid off $28,501 of the balance. In 2025, the Company paid another $3,000 of the balance. As of December 31, 2025 and 2024, the outstanding amount due to Zhiyi (Jonathan) Zhang was $26,533 and $20,120.

In September 2024, James Li paid a total amount of $30,000 of normal business operating fee for the NMCA and NMCA paid it back to James in November 2024. In 2025, James Li paid $6,300 of normal business operating fee for NMCA and NMCA paid it back in 2025, as of December 31, 2025, the outstanding amount due to James Li was nil.

For the year ended December 31, 2025, Nature’s Miracle Holding Inc. has an outstanding amount due to Mr. Tie (James) Li and Zhiyi (Jonathan) Zhang for $25,100 and $25,000 of board fees.

For the year ended December 31, 2025, NMI has an outstanding amount due to Mr. Tie (James) Li for $9,360 of operating expenses.

As of December 31, 2025 and 2024, accrued interest expense from related parties, were $125,207 and $103,776, respectively, which were included in other payable - related parties   on the Company’s balance sheets. (see Short-term loans — related parties for detail).

Short-term loans — related parties

	As of December 31, 2025	As of December 31, 2024
Zhiyi Zhang (1)	$60,000	$60,000
Tie Li (2)	85,000	185,000
NMCayman (3)	-	35,755
Big Lake(4)	49,000	-
Total short-term loans – related parties	$194,000	$280,755

(1)	On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently further extended to August 15, 2024, April 15, 2025 and October 16, 2025 and finally extended to December 1, 2025. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. The loan balance as of December 31, 2025 and 2024 was $60,000 and $60,000. As of December 31, 2025 and 2024, the accrued interest of this loan was $17,053 and $12,079, respectively. As of the submission date, this loan has not been extended. Mr. Zhang recently resigned as President and Director and has not finalized a repayment plan with the Company.

(2)	In December 2022, the Company signed two loans with Tie (James) Li, the Company’s CEO, for the total principal amount of $610,000 with 8% interest rate. This loan is originally required to be paid in full before June 1, 2023, the Company initially extended it to November 15, 2023. The Company made $500,000 payments towards the loan on June 16, 2023 and paid $50,000 on July 29, 2024. The $110,000 loan was further extended to February 15, 2024, subsequently extended to August 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. The loan balance as of December 31, 2025 and 2024 was $0 and $60,000, respectively. The accrued interest of this loan as of December 31, 2025 and 2024 was $1,012 and $547, respectively.

On July 11, 2023, Lakeshore signed one loan with Tie (James) Li for a principal amount of $125,000 with 8% interest rate. This loan was required to be paid in full before November 11, 2023. On December 8, 2023, Lakeshore entered into a side letter to this loan agreement to extend the repayment to March 11, 2024 and agree to waive any and all interest and penalties that may have accrued commencing on November 11, 2023. This loan was subsequently extended to September 15, 2024 and April 15, 2025, and finally extended to October 16, 2025. The loan balance as of December 31, 2025 and 2024 was $0 and $125,000, respectively. As of December 31, 2025 and 2024, accrued interest of this loan was $3,512 and $2,521.

In December 18, 2025, the Company signed one loan with Tie (James) Li for the principal amount of $70,000 with 5% interest rate. This loan is required to be paid in full before May 16, 2026. The loan balance as of December 31, 2025 was $70,000. The accrued interest of this loan as of December 31, 2025 was $134.

In December 30, 2025, the Company signed one loan with Tie (James) Li for the total principal amount of $15,000 with 5% interest rate. This loan is required to be paid in full before April 1, 2026, and then extended to May 16, 2026. The loan balance as of December 31, 2025 was $15,000. The accrued interest of this loan as of December 31, 2025 was $0.

(3)	On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $318,270 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024, and finally extended to April 15, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $299,714 balance of this debt and $277,786 balance of another debt (see below) will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. On July 31, 2025, the Company paid off remaining balance. As of December 31, 2025 and 2024, the loan balance was $0 and $18,556, respectively. As of December 31, 2025 and 2024, accrued interest of this loan was $47,042 and $46,180, respectively.

On January 17, 2023, the Company and NMCayman entered into a loan agreement for the principal amount of $294,985 with 8% interest rate. This loan is originally required to be paid in full before July 17, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently extended to August 15, 2024, and finally extended to April 15, 2025. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement with NMCayman, under which $277,786 balance of this debt and $299,714 balance of another debt will be converted into 218,750 shares of common stock for James at a conversion price of $2.64 per share. On July 31, 2025, the Company paid off remaining balance. As of December 31, 2025 and 2024, the loan balance was $0 and $17,199, respectively. As of December 31, 2025 and 2024, the accrued interest of this loan was $43,249 and $42,449, respectively.

(4)	In December 22, 2025, the Company signed a loan agreement with Big Lake Capital, LLC for a total principal amount of $49,000 with a 10% interest rate. The loan is unsecured and accrues interest from December 22, 2025. The Company is required to repay the loan in full by June 22, 2026. All payments are applied first to accrued interest and then to principal. In the event of default, the outstanding principal and accrued interest may be accelerated and become immediately due at the lender’s option. Additionally, the loan includes a debt forgiveness provision, whereby the loan may be forgiven in full if the Company invests an amount equal to or greater than the loan proceeds into the Company. The loan balance as of December 31, 2025 was $49,000, and the accrued interest as of December 31, 2025 was 121.

Interest expense for short-term loans - related parties amounted to $8,173 and $61,597 during the years ended December 31, 2025 and 2024, respectively.

Convertible notes — related party

On April 11, 2025, the Company signed a convertible promissory note agreement with Big Lake. Big Lake is a related party controlled by Tie “James” Li, Chairman and CEO of the Company. The agreement calls for up to $2,000,000 in financing with an initial tranche of $600,000. The amount funded can be converted into shares of the Company at a conversion price equal to 110% of the end of the trading date. The rate of interest is 10% and the note matures in one year. As consideration for entering into the convertible promissory note agreement, the Company issued warrants to purchase up to 10,101,010  shares of common stock at an exercise price the same as conversion price of $0.198 - the price equal to 110% of the reported closing price of the Company’s Common Stock on the closing date of the Initial Tranche, if the Company draws down the full amount of the note. As of December 31, 2025, the balance of this note was $64,414 and the balance of accrued interest was $39,662.

In connection with the acquisition of Zak Properties as stated in Note 6 – Asset acquisition under common control, the Company issued a convertible promissory note in the aggregate principal amount of $3,000,000 as consideration of the acquisition of Zak Properties. The note bears an annual interest charge of 10% with a maturity date of September 18, 2027. Principal and accrued interest can be converted into shares of common stock of the Company at a 20% discount to lowest trading prices with a 20 day look back at any time on or following the issue date of the convertible note. As of December 31, 2025, the balance of this note was $3.0 million and the balance of accrued interest was $86,301.

Interest expense for convertible notes - related party amounted to $313,305 and nil during the years ended December 31, 2025 and 2024, respectively.

Note 13 — Income taxes

The provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Income Tax Expense
Current federal tax expense
Federal	$-	$-
State	1,700	5,100
Foreign	-	-
Deferred tax
Federal	-	-
State	-	-
Foreign	-	-
Total	$1,700	$5,100

The components of loss before income taxes attributable to domestic and foreign operations for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Loss before income taxes
Current federal tax expense
Domestic income	$11,985,054	$13,648,240
Foreign income	-	-
Total loss before taxes	$11,985,054	$13,648,240

The Company is subject to U.S. federal income tax as well as income tax of state tax jurisdictions. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	For the Year Ended December 31, 2025
	$	%
Provision for income taxes at U.S. federal statutory rate	$2,516,861	21.00%
State and local income taxes, net of federal benefit(1)	776,625	6.47
Change in valuation allowance	(3,282,223)	(27.37)
Tax effect of non- deductible expenditure	(12,963)	(0.11)
Total tax provision and effective tax rate	$(1,700)	(0.01)%

	For the Year Ended December 31, 2024
	$	%
Provision for income taxes at U.S. federal statutory rate	$2,872,093	21.00%
State and local income taxes, net of federal benefit(1)	943,709	6.90
Change in valuation allowance	(3,805,714)	(27.83)
Tax effect of non- deductible expenditure	(15,188)	(0.11)
Total tax provision and effective tax rate	$(5,100)	(0.04)%

(1)	State taxes in California, Ohio and Delaware made up the majority (greater than 50%) of the tax effect in this category.

As of December 31, 2025 and 2024 the income tax payable was $299,020 and $297,991, respectively, and the net deferred tax asset was $0 and $0, respectively.

The supplemental schedule of cash paid for interest and income taxes consists of following:

	December 31, 2025		December 31, 2024
Cash paid during the period of income taxes, net of refunds
Federal		$-		$-
State and local		1,700		-
Foreign		-		-
Total cash paid during the period for income taxes		$1,700	$
Cash paid during the period for income taxes (prior to ASU 2023-09)	$			$5,100

The significant components that comprised the Company’s net deferred taxes are as follows:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets/(liabilities)
Property and equipment	(70,758)	(70,758)
Right-of-use assets	65,189	66,063
Allowance for credit loss	950,674	441,890
Inventory impairment	1,046,087	1,003,122
Cost method investment impairment	279,836	-
Net operating loss – federal	6,527,196	4,237,504
Less: valuation allowance	(8,798,224)	(5,677,821)
Total deferred tax assets/(liabilities)	-	-

The Company’s cumulative net operating loss (“NOL”) of approximately $26.0 million as of December 31, 2025 was mainly from NOL of Nature’s Miracle, Visiontech and Nature’s Miracle Holding Inc.. The Company evaluated the recoverable amounts of deferred tax assets and provided a valuation allowance to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized. The Company considers both positive and negative factors when assessing the future realization of the deferred tax assets and applied weigh to the relative impact of the evidence to the extent it could be objectively verified.

Note 14 — Series A, D, and F preferred shares subject to possible redemption

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

On October 29, 2025, the Company entered into a Securities Purchase Agreement with   a third party (“Series F Investor”), whereby the Series D Investor agreed to purchase 500 shares of Series F preferred stock, $0.0001 par value per share (the “Series F Shares”), at a purchase price of $1,000 per Series F Share. On the initial closing, the Series F Investor purchased five hundred (500) Series F Shares for a purchase price of $500,000. As of December 31, 2025, the Company had received $450,000 of the purchase proceeds; however, no Series F Shares had been issued as of that date, and the amount received is presented as redeemable convertible stock on the consolidated balance   sheets.

The Series F Shares have a stated value of $1,000 per share, and bear dividends at the rate of 8% per annum, for so long as the Series F Shares have not been redeemed or converted. The Series F Shares are convertible into shares of Common Stock of the Company at a conversion price of $0.2813.

The Company accounts for its Series A, D, and F preferred shares in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Series A, D, and F preferred shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Series A, D, and F preferred shares outside of permanent equity as the shares are subject to possible redemption after 120 days of closing. The Company recorded the Series A, D, and F preferred shares as temporary equity with accrued dividend included in redemption value.

As of December 31, 2025, the Series A, D, and F preferred shares subject to possible redemption reflected in the consolidated balance   sheets are reconciled in the following table:

Beginning as of January 1, 2025	$-
Series A preferred shares	278,800
Series D preferred shares	700,000
Series F preferred shares	450,000
Shares issuance cost	(12,000)
Cumulative dividend	41,433
Balance as of December 31, 2025	$1,458,233

On October 28, 2025, the Investor converted 46 Series A preferred shares into 690,000 shares of common stock at a conversion price of $0.08 per share.

Note 15 — Equity

Reverse recapitalization

The total number of shares which the Company shall have the authority to issue is one thousand and one million (1,001,000,000) shares of two classes of capital stock to be designated respectively preferred stock (“Preferred Stock”) and common stock (“Common Stock”). The total number of shares of Common Stock the Company shall have authority to issue is 1,000,000,000 shares, par value $0.0001 per share. The total number of shares of Preferred Stock the Company shall have authority to issue is 1,000,000 shares, par value $0.0001 per share. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. As a result of the Merger as described in note 1, all share and per share data has been retroactively restated to reflect the current capital structure of the Company.

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

Pursuant to board resolution dated November 18, 2024, the Company approved the issuance of 75,757 restricted shares of common stock, par value $0.0001 per share to PX SPAC Capital Inc. for one- year service to be provided related to business consulting and advisory. The shares shall be issued pursuant to the 2024 Incentive Plan. The fair value of the shares granted was approximately $200,000 at $2.64 per share. Stock compensation expenses for the year ended December 31, 2025 amounted to $176,437.

On July 22, 2025, the Company entered into a two-month consulting agreement with Root Ventures LLC. In exchange for curation services to be provided under the agreement, the Company issued 439,833 restricted shares of common stock (valued at approximately $22,519 based on a fair value of $0.0512 per share) on July 25, 2025, as consideration for the services.

On October 29, 2025, the Company entered into a consulting agreement with Huanfu Cui (the “Consultant”), pursuant to which the Consultant agreed to provide financing advisory services, including presenting tailored financing options, reviewing deal-related documents, and coordinating with lenders to facilitate financing transactions. As compensation, the Company agreed to issue the Consultant 1,000,000 shares of restricted common stock, which vested in full upon execution of the agreement. The fair value of the shares granted was approximately $425,000 at $0.425 per share. Stock compensation expenses for the year ended December 31, 2025 amounted to $73,356.

For the years ended December 31, 2025 and 2024, the Company recorded stock compensation expenses of $341,462 and $1,413,458. Those stock compensation expenses are included in the Company’s operating expenses.

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

On May 7, 2025, the Company entered into the equity financing agreement (or the “EPFA”), with GHS Investments, LLC, a Nevada limited liability company (the “Investor”), in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), pursuant to the EPFA. On July 25, 2025, the Company entered into the (the “Amended EPFA”) with the “investor, which amends and supersedes the previously disclosed Equity Financing Agreement (“EPFA”), dated as of May 6, 2025, by and between the Company and the Investor, in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), for a period of 24 months from the effective date of the registration statement (the “Registration Statement”) registering the shares of Common Stock relating to the EPFA (the “Term”), or July 15, 2027. During the Term, the Company has the right, but not the obligation, from time to time at its sole discretion, to direct Investor, by delivery of an irrevocable written notice (“Purchase Notice”) to purchase shares of the Company’s Common Stock (each a “Purchase”). The maximum dollar amount of each Purchase will not exceed two hundred percent (200%) of the average daily trading dollar volume for the Common Stock during the ten (10) consecutive trading days preceding the Purchase Notice. Prior to the Amended EPFA, no Purchase would be made in an amount equaling less than ten thousand dollars ($10,000) or greater than five hundred thousand dollars ($500,000). The parties entered into the Amended EPFA solely to increase such Purchase amount from $500,000 to $2,000,000. The Company also agrees to issue one percent (1%) of the total Commitment Amount at a fixed price equaling ninety-five (95%) of the VWAP for the trading day preceding the execution of Agreements as an equity incentive (“Commitment Shares”). The Company accounted for the Commitment Shares as finance expense to obtain the ELOC. The Company has not issued the shares as of December 31, 2025. The change in fair value of the shares to be issued on July 25, 2025 to December 31, 2025 is recorded in the Company’s consolidated statements of operations and comprehensive loss. Fair value is determined using the quoted market price of the Company’s shares which is a level 1 input.

For the year ended December 31, 2025, the Company sold 1,774,650 share of its common stock, net proceeds to the Company amounted to $170,219.

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

The Company issued 5,000 Series B and 9,500 Series C shares in October 2025.

On December 9, 2025, Big Lake converted 9,500 Series C shares into 80,508,475 shares of the Company’s common stock at $0.1180 per share.

Shares issued through debt-to-equity conversion

Refer to Note 10 — Loans payable and Note 12 — Related party transactions for detail.

On July 24, 2025, the Company entered into separate debt-to-equity conversion agreements with Tie Li, George Yutuc, and Jonathan Zhang pursuant to which each individual agreed to convert certain accrued and unpaid wages and salaries into shares of the Company’s common stock at a conversion price of $0.1305 per share, or the closing market price on the date of the agreement. Specifically, Tie Li agreed to convert $673,476 of unpaid salary into 5,160,739 shares; George Yutuc agreed to convert $52,083 into 399,106 shares; and Jonathan Zhang agreed to convert accrued $406,691 into 3,111,408 shares. The share issuances pursuant to these agreements were completed on December 7, 2025.

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

The Series B Warrants were exercisable commencing upon Warrant Stockholder Approval, will have an exercise price of $0.003 per share and will have a term of 2 years from the date of Warrant Stockholder Approval.

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

On January 13, 2025, the exercise price for the Series A warrant has been reset to $0.6708. Total issuance number for Series A warrants and Series B warrants had been adjusted to 4,472,270 and 3,577,817.

In January 2025, a total of 1,289,916 Series A warrants and 549,107 Series B warrants were exercised for 1,839,023 shares of common stocks for a total consideration of $865,423.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
			US$
December 31, 2024	1,631,025	1,631,025	$28.21	3.94
Adjustment	5,806,389	5,806,389	$0.39	2.72
Granted	500,000	500,000	$0.20	4.62
Forfeited	-	-	$-	-
Exercised	(1,839,023)	(1,839,023)	$0.47	-
December 31, 2025	6,098,391	6,098,391	$11.42	3.93

Note 16 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2025 and 2024, $90,786 and $414,938, respectively, were deposited with various major financial institutions in the United States. The amount in excess of the FDIC insurance was nil as of December 31, 2025 and 2024.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the years ended December 31, 2025 and 2024, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 12— Related party transactions.

	For the year ended December 31, 2025	As of December 31, 2025
	Percentage of Revenue	Percentage of Accounts Receivable
Customer C	32%	28%
RapidGrow LED Technologies	<10%	23%
SAC Projects, Inc.	<10%	18%
Concentrated Services LLC	<10%	13%
House of Clones, Inc.	<10%	11%

	For the year ended December 31, 2024	As of December 31, 2024
	Percentage of Revenue	Percentage of Accounts Receivable
Customer A	12%	31%
Customer C	12%	<10%
Iluminar	17%	35%

During the years ended December 31, 2025 and 2024, the major vendors of the Company are as below. Both Megaphoton, Ilumionar and Uninet Global Inc. are related parties of the Company (Megaphoton is no longer a related party of the Company after April 2023), as disclosed in Note 12— Related party transactions, and all purchases from Uninet Global Inc. are products originally manufactured by Megaphoton Inc.

	For the year ended December 31, 2025	As of December 31, 2025
	Percentage of Purchases	Percentage of Accounts Payable
Vendor A	<10%	10%
Vendor C	<10%	14%
Vendor D	51%	<10%
Iluminar	40%	<10%
Megaphoton Inc.	<10%	53%

	For the year ended December 31, 2024	As of December 31, 2024
	Percentage of Purchases	Percentage of Accounts Payable
Vendor A	53%	20%
Vendor C	22%	13%
Iluminar	<10%	<10%
Megaphoton Inc.	<10%	49%

Note 17 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for vehicle, office and warehouse space in California, Pennsylvania and Texas. $133,889 and $470,716 of operating lease right-of-use assets and $137,011 and $467,982 of operating lease liabilities were reflected on the December 31, 2025 and 2024 financial statements, respectively.

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

As of December 31, 2025 and 2024, the weighted-average remaining operating lease term of its existing leases is approximately 1.33 and 2.04 years, respectively. As of December 31, 2025 and 2024, the average discount rate of its existing leases is approximately 6.76% and 7.14%, respectively.

Lease cost	December 31, 2025	December 31, 2024
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations)	$249,223	$409,453
Other information
Cash paid for amounts included in the measurement of lease liabilities	102,049	426,454
Weighted average remaining term in years	1.33	2.04
Average discount rate – operating leases	6.76%	7.14%

The supplemental balance sheet information related to leases for the period is as follows:

	As of December 31, 2025	As of December 31, 2024
Operating leases
Right of use asset	133,889	470,716
Lease Liability – current portion	101,327	262,380
Lease Liability – net of current portion	35,684	205,602
Total operating lease liabilities	$137,011	$467,982

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended December 31,	Operating Lease
2026	$107,511
2027	36,188
Thereafter	-
Less: Imputed interest/present value discount	(6,688)
Present value of lease liabilities	$137,011

Note 18 — Commitments and Contingencies

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

On August 22, 2023, two separate lawsuits were filed against NMI and two of its wholly-owned subsidiaries: Visiontech Group Inc., a California corporation, and Hydroman Inc., a California corporation (collectively referred to as the “Defendants”) by Megaphoton. Megaphoton, a manufacturer and producer of artificial lighting equipment for use in agriculture and industrial applications, filed the lawsuits against the Defendants in Los Angeles Superior Court, asserting that the Defendants have breached a contract/guarantee agreement by failing to pay a total of $6,857,167, as per the terms of these agreements. NMI believes that there is no merit in the complaint and has filed a counter-suit against Megaphoton in Orange County Court, California, seeking affirmative relief on September 22, 2023. On March 5, 2024, Megaphoton filed requests to dismiss the cases against Hydroman and Visiontech in the Superior Court of Los Angeles. Subsequently, in 2026, Megaphoton and the Company agreed to a Mutual Release Agreement dated February 2, 2026 removing all claims, lawsuits and other disputed amounts.

On March 1, 2024 NMI was notified of a complaint in San Bernardino Superior Court by Vien Le, its former CFO, who was employed approximately 2 months. The lawsuit claims wrongful discharge, untimely payment of wages and other related items. The Company has retained counsel and believes it will successfully defend against this lawsuit.

On October 22, 2024, Growterra, LLC (“Growterra”) filed a complaint against the Company and the Company’s chief executive officer in the Court of Common Pleas, Hamilton County, Ohio, alleging that it purchased lighting products from the Company, under which the Company would provide Growterra software, IP, and design documentation related to hydroponic containers and identify Growterra as an additional insured on the Company’s product liability insurance. Growterra alleges the Company failed to perform these obligations. Growterra is alleging breach of contract, fraud, and misappropriation of trade secrets as well as related causes of action. On March 27, 2026 the above-mentioned Court has denied Growterra’s motion for summary judgement. The Court has also denied the Company’s counterclaim for breach of contract without the opportunity to conduct discovery. The trial is rescheduled for November 9 to 12, 2026.

On October 30, 2024, Visiontech filed a cross-complaint against Beverly Hills View, Inc. (“BHV”) in Los Angeles Superior Court. This action responded to an initial lawsuit filed by BHV on August 29, 2024, in which BHV claimed that the lighting products received were unsuitable for its cannabis growing operation and claiming damages of $2,500,000. The case is set for trial in November 2026.

In January 2026, the Company signed Jinlong Du to an employment agreement as President that calls for the issuance of 15 million shares of the Company’s stock. As of the date of this submission, the shares have not been issued to Mr. Du.

On March 30, 2026 858 Upland LLC, the owner of the warehouse and offices leased by Visiontech Group Inc. (100% subsidiary of the Company), gave a notice to pay past due rent or to vacate the premises. The Company holds inventory in that warehouse and is seeking an extension of the lease or time to relocate the inventory. In turn, on March 31, 2026, the Company gave notice to 858 Upland LLC that it is accelerating the collection of its $1.57 million loan provided to Visiontech in August 2021.

On January 29, 2026, the Company filed with the State of Delaware, a certificate of amendment stating a reverse stock split with ratio of 1:20. Such reverse stock split is still pending and have not been effected by the Company’s transfer agent.

Nasdaq Stock Market Delisting, Move to OTCQB

After receiving various notification   letters from Nasdaq for non-compliance on certain continued listing requirements since April 2024, the Company was delisted by Nasdaq on January 15, 2025. The Company commenced trading immediately on OTC Markets Group as an OTCQB stock. OTCQB stocks are required to maintain a minimum trade price of $0.01. Other requirements include a minimum of 50 shareholders, audited financial statements and undergo annual verification.

On March 17, 2026, OTC Markets notified the Company via email that its stock has traded below $0.01 for more than 30 consecutive days. The Company has been granted a cure period of 90 days or by June 15th, 2026.

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

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is segment profit or loss, as reported on the statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	Year Ended December 31,
	2025	2024

Revenues	$1,742,360	$9,261,583
Less:
Cost of revenues	2,193,398	12,066,778
Operating expenses:
Salary and benefits expenses	1,152,382	1,883,893
Professional fees	1,718,323	2,320,041
Stock-based compensation	339,063	1,413,458
Other selling, general and administrative	1,673,364	1,516,728
Provision for credit losses	1,818,151	408,569
Other expenses (income):
Interest expense, net	3,375,272	2,301,600
Non cash finance expense	200,000	1,000,000
(Gain) loss on loan extinguishment	(67,183)	8,417
Income taxes	1,700	5,100
Other segment expense (income)	1,324,644	(9,661)
Net loss	$(11,986,754)	$(13,653,340)

Note 20 — Subsequent events

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

The Company has restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, to appropriately include the recording of certain short-term loan and related party receivable. The original financial statements were included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025, and the restated financial statements were filed in the Company's Amendment No.1 on Form 10-Q/A filed with the SEC on April 14, 2026.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position
Tie (James) Li	58	Chairman, Chief Executive Officer, and Director
George Yutuc	61	Chief Financial Officer, Chief Operating Officer
Jinlong (Frank) Du	50	President and Director (Effective January 2026)
Charles Jourdan Hausman	55	Independent Director
H. David Sherman	78	Independent Director
Jon M. Montgomery	77	Independent Director

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

Jinlong “Frank” Du is our President and a Director of the Company. Frank has been an authority in the field of greenhouse infrastructure and has led and executed over 300 large-scale smart greenhouse projects in various countries. He is an expert in the field of LED lighting technology. He was previously Chief Executive Officer of Megaphoton Inc., a major manufacturer and exporter of horticultural lighting equipment and integrated greenhouse systems. He obtained hisPh.D. in Electrics and Electrical Engineering from Nanyang Technological University in Singapore.

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

Board Composition

The Company’s business and affairs are organized under the direction of the Board. The Board consists of five members. Tie (James) Li serves as Chairman of the Board. The primary responsibilities of the board of directors are to provide oversight, strategic guidance, counseling, and direction to the Company’s management. The Board meets on a regular basis and additionally as required.

In accordance with the Company’s amended and restated certificate of incorporation, the Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The Company has assigned directors to the following classes:

●	Class I consists of Charles Jourdan Hausman

●	Class II consists of H. David Sherman and

●	Class III consists of Tie (James) Li and Jon M. Montgomery

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

Limitations of Liability and Indemnification of Directors and Officers

The Delaware General Corporation Law authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. The Company’s amended and restated certificate of incorporation limits the liability of our directors to the fullest extent permitted by Delaware law.

The Company has purchased director and officer liability insurance to cover liabilities its directors and officers may incur in connection with their services to the combined company, including matters arising under the Securities Act. The Company’s amended and restated certificate of incorporation and bylaws also provides that the Company will indemnify its directors and officers to the fullest extent permitted by Delaware law. The Company’s amended and restated by-laws further provides that the Company will indemnify any other person whom it has the power to indemnify under Delaware law. In addition, the Company has entered into customary indemnification agreements with each of our officers and directors.

Item 11. Executive Compensation

Nature’s Miracle Named Executive Officer and Director Compensation

This section discusses material components of the compensation programs for Nature’s Miracle’s executive officers who are named in the “Summary Compensation Table” below. In 2025, Nature’s Miracle’s “named executive officers” and their positions were as follows:

●	Zhiyi (Jonathan) Zhang, former President of Nature’s Miracle;

●	Ti “James” Li, current Chairman and CEO of Nature’s Miracle;

●	George Yutuc, current Chief Financial Officer of Nature’s Miracle; and

●	Varto Levon Doudakian, current VP of Nature’s Miracle.

Note that Mr. Zhang and Mr. Doudakian left or resigned from the Company at the end of 2025. Mr. Jinlong Du was hire in January 2026 as President.

This discussion may contain forward-looking statements that are based on Nature’s Miracle’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of Nature’s Miracle’s named executives for the year ended December 31, 2025.

Name and Position	Year	Annual Salary Rate ($)		W2 Wages Paid ($)	Accrued Wages (note C) Converted to Stock ($)	Total ($)
Ti “James” Li	2025	$300,000		50,000	673,476	$723,476
Chairman and CEO
Zhiyi “Jonathan” Zhang	2025	$250,000		98,000	406,691	$504,691
President and Director
George Yutuc	2025	$250,000		135,416	52,083	$187,499
Chief Financial Officer, Chief Operating Officer
Varto Levon Doudakian	2025	$175,000		20,000	-	$175,000
Vice President
Ti “James” Li	2024	$300,000	(A)	50,000	-	$50,000
Chairman and CEO
Zhiyi “Jonathan” Zhang	2024	$250,000	(A)	112,000	-	$112,000
President
George Yutuc	2024	$250,000		225,321	-	$225,321
Chief Financial Officer, Chief Operating Officer
Varto Levon Doudakian	2024	$175,000		72,916	-	$72,916
Vice President

(A)	Only partially paid. See “Salaries” discussion section next page. As board members, also entitled to $25,000 per year of board fees.

(B)	Annual rate. Left July 31, 2024. Partial year only

Note C: Accrued or unpaid wages converted by the Officers are thru July 23, 2025. The figure for Tie Li and Zhiyi Zhang includes prior years unpaid. The trading price at signing date was $0.1305 and was used to calculate the following shares issued: 5,160,739 for Mr. Li; 3,111,408 for Mr. Zhang; 399,106 for Mr. Yutuc. Mr. Yutuc was also issued 1,667 shares in February 2025 which represents 50,000 pre-reverse split shares that vested on his first year work anniversary pursuant to his employment agreement.

Not shown on the table and newly hired in 2026 is Jinlong Du, president, who has an annual salary rate of $300,000.

Mr. Varton Doudakian, VP, only served through 2025 and is no longer with the Company.

Narrative to Executive Compensation Table

Salaries

Nature’s Miracle’s named executives receive a base salary to compensate them for services rendered to Nature’s Miracle. The base salary payable to each named executive provides a fixed compensation component commensurate with the executive’s skill, experience, role and responsibilities. For 2025, the base salaries for Mr. Li, Mr. Zhang, Mr. Yutuc and Mr. Doudakian were $300,000, $250,000, $250,000 and $175,000, respectively. Actual payments to Mr. Li and Mr. Zhang were $50,000 and $112,000. The rest was accrued in accrued liabilities. Actual payments to Mr. Yutuc amounted to $135,416 in 2025.

Not shown in the table above is Daphne Huang who served as interim Chief Financial Officer from November to December 2024. She was paid approximately 2 months based on an annual salary rate of $250,000.

Two members of the management team, Mr. Li and Mr. Zhang, were also members of the board of directors as of December 31, 2025. The annual pay to board members is $25,000 but not paid out for 2025 to Mr. Li and Mr. Zhang; the total of $50,000 has been accrued in liabilities. The other 3 independent board members were paid $25,000 each in 2025.

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

The Company has leased two vehicles that were utilized by two employees in connection with their work duties in 2025. A car, is used by Eric Wang, manager of operations and a truck is utilized by Mr. Doudakian, VP of sales. The Company stopped paying these leases and lease payments were assumed by these individuals. In addition, the Company leases two other cars at the corporate level used by Tie Li in connection with our Employee Benefits plan that provides monthly car allowance in lieu of submitting mileage, Uber or taxi expenses.

Nature’s Miracle believes the aforementioned benefits are necessary and appropriate to providing a competitive compensation package to eligible employees, including named executives.

Employment Agreements

Nature’s Miracle has entered into employment agreements with Tie (James) Li, the CEO, George Yutuc, the CFO and COO, Darin Carpenter, the former COO, and Zhiyi (Jonathan) Zhang, our former President and Director. Mr. Carpenter’s employment was mutually terminated on July 31, 2024 and is no longer in force. Mr. Zhang resigned as President, effective December 31, 2025, and his related employment agreement is no longer in force.

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

In addition, a total of 260,000 shares of common stock were issued at the closing of the Business Combination in connection with Nature’s Miracle’s employment agreements, based on a Letter Agreement entered into by certain parties on November 15, 2023. These 260,000 shares include 10,000 shares issued to Charles Jourdan Hausman, and 100,000 shares issued to Darin Carpenter, 100,000 to George Yutuc, 50,000 to Collins Kirk Arvin as Director of Sales. Shares allocated to Mr. Carpenter, Mr. Arvin and Mr. Yutuc vested subject to a two-year employment period. These shares are pre-reverse stock split. The Company effected a 30 to 1 reverse stock split in November 2024.

Director Compensation

After the merger on March 11, 2024 the Company paid independent directors quarterly at an annual rate of $25,000 for fiscal years 2024 and 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of common stock of the Company as of [●], 2026 by:

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

The beneficial ownership of shares of common stock is calculated based on [●] shares of common stock of the Company outstanding as of [●], 2026.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers of the Company
Big Lake Capital LLC (control person is Tie Li)	80,508,475	71.2%
Tie (James) Li (Chairman, Chief Executive Officer and Director)	5,592,581	4.9%
Zhiyi (Jonathan) Zhang(2) (President and Director)	3,516,538	3.1%
George Yutuc, Chief Financial Officer	400,773	0.4%
David Sherman (Director)	667	.01%
Jon Montgomery (Director)	167	0.0%
Charles Jourdan Hausman (Director)	333	0.01%
All Directors, Executive Officers, related Holding Company Totalas a Group (6 Individuals and 1 Limited Liability Company)	90,019,200	79.6%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the individuals is c/o Nature’s Miracle Holding Inc., 3281 E. Guasti Road, Suite 175, Ontario, CA 91761.

(2)	The business address of each of the individuals is 3281 E. Guasti Road, Suite 175, Ontario, CA 91761.

Preferred Shares: The Company has issued Type A, B, C, and D Preferred Shares to various parties. They are as follows:

	Type	Number Held	Equivalent if Converted
GHS Investment LLC	A	288	TBD
Big Lake Capital LLC (A)	B	5,000	42,372,881
Big Lake Capital LLC	C	0 (Originally 5,000. Converted)	Already Converted
Y.K. Capital Investment Inc.	D	500	4,237,288

(A)	Series B has a 20-1 super voting right. Big Lake is controlled by Tie Li

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

Changes in Control

See Part I, Item 1 “Business-General” of this Annual Report.

Item 13. Certain Relationships and Related Transactions

Related Party Loans

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

Certain Transactions of Nature’s Miracle

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

Zhiyi (Jonathan) Zhang, the former President, Director, is also the sole owner of Uninet.

Related Party Transactions Policy

The Company board of directors has adopted a written Related Party Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related party transactions.” For purposes of the policy only, a “related party transaction” is any financial transaction, arrangement or relationship in which (a) the Company or one of its subsidiaries is a participant, and (b) any Related Person has or will have a direct or indirect material interest.

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

Code of Ethics of the Company

The Company’s code of ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

The Company’s board of directors, pursuant to its written related party transactions policy, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable to it than are available from unaffiliated third parties. Such transactions will require prior approval by the Company’s board of directors. The Company will not enter into any such transaction unless its board of directors determines that the terms of such transaction are no less favorable to the Company than those that would be available to the Company with respect to such a transaction from unaffiliated third parties. Additionally, the Company will require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Audit services provided by WWC, P.C. for fiscal year ended December 31, 2025 and December 31,2024 included the examination of the consolidated financial statements of the Company. and services related to periodic filings made with the SEC.

Audit Fees

WWC’s audit fee for the year ended December 31, 2025 and 2024 was $216,000  and $425,928, respectively. The fees for 2024 included special consents to S-1 offerings by the Company.

Audit-Related Fees

No audit-related fees were incurred for the years ended December 31, 2025 and 2024.

Tax Fees

No tax fees were incurred for the years ended December 31, 2025 and 2024.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements included in this and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees	$216,000	$425,928
Audit-Related Fees(1)	[●]	-
Tax Fees	[●]	-
All Other Fees	[●]	-
Total	$216,000	$425,928

(1)	Fees incurred in conjunction with consents and service performed for various registration statements filed during the year ended December 31, 2024.

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

PART IV

Item 15. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nature’s Miracle Holding Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Consolidated Balance Sheets at December 31, 2025 and 2024;

●	Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2025 and 2024;

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2025 and 2024;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and

●	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
2.1†	Merger Agreement dated as of September 9, 2022, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
2.2	Amendment No. 1 to Merger Agreement dated as of June 7, 2023, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
2.3	Amendment No. 2 to Merger Agreement dated as of December 8, 2023, by and between Lakeshore Acquisition II Corp., LBBB Merger Sub Inc., RedOne Investment Limited, Tie (James) Li and Nature’s Miracle Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
4.1	Warrant Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
4.2	Rights Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on November 14, 2022).
4.6	Warrant Agreement dated as of March 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
4.7	Rights Agreement dated as of March 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).
4.5*	Description of Registrant’s Securities
10.1	Letter Agreement, dated March 8, 2022, by and among LBBB, its officers and directors (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022).

10.2	Letter Agreement, dated March 8, 2022, by and among LBBB and the Sponsor (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.3	Investment Management Trust Agreement, dated March 8, 2022, by and between LBBB and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.4	Registration Rights Agreement, dated March 8, 2022, by and among LBBB and certain security holders (incorporated by reference to Exhibit 10.4 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.5	Indemnity Agreement, dated as of March 8, 2022, by and between LBBB and each of the officers and directors of LBBB (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.6	Private Placement Securities Subscription Agreement by and between LBBB and RedOne Investment Limited (incorporated by reference to Exhibit 10.6 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2022)
10.7	Form of Purchaser Support Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.8	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.10	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.11	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.12	Form of Loan Agreement (incorporated by reference to Exhibit 10.5 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)
10.13	Standby Equity Purchase Agreement dated April 10, 2023 (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on April 10, 2023)
10.14	Form of Loan Agreement (incorporated by reference to Exhibit 3.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2023).
10.15	Promissory Note, dated June 8, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 9, 2023)
10.16	Amendment No. 1 to Standby Equity Purchase Agreement dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2023).
10.17	Promissory Note, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2023).
10.18	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023)
10.19	Promissory Note, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2023).
10.20	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to LBBB’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023)
10.21	Convertible Promissory Note, dated August 10, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)
10.22	Convertible Promissory Note, dated September 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 11, 2023)
10.23	Promissory Note, dated September 22, 2023 (incorporated by reference to Exhibit 10.5 to Lakeshore’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on November 17, 2023).
10.24	Promissory Note, dated October 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).
10.25	Promissory Note, dated November 9, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on November 9, 2023).
10.26	Promissory Note, dated December 7, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on December 11, 2023).

10.27	Amendment No. 2 to Standby Equity Purchase Agreement dated December 11, 2023 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on December 22, 2023).
10.28	Promissory Note, dated January 8, 2024 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 9, 2024).
10.29	Promissory Note, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on February 9, 2024).
10.30	Form of Indemnification Agreement entered into between the Company and each of the Company’s officers and directors on March 11, 2024 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
10.31	Registration Rights Agreement dated as of March 11, 2024, by and between the Company and each party listed under Holder on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
10.32	Form of Lock-Up Agreement entered into between the Company and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to Lakeshore’s Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022).
10.33	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024)
10.34+	Nature’s Miracle Holding Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on March 15, 2024).
14.1***	Code of Ethics filed as Exhibit 14.1 to the Annual Report on Form 10-K on April 16, 2024
21.1	Subsidiaries of Nature’s Miracle Holding Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on S-4/A (File No. 333-268343), initially filed with the SEC on January 19, 2024).
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1***	Clawback Policy, filed as Exhibit 97.1 to the Annual Report on Form 10-K on April 16, 2024
99.1***	Audit Committee Charter filed as Exhibit 99.1 to the Annual Report on Form 10-K on April 16, 2024
99.2***	Compensation Committee Charter filed as Exhibit 99.2 to the Annual Report on Form 10-K on April 16, 2024
99.3***	Nominating and Corporate Governance Committee Charter filed as Exhibit 99.3 to the Annual Report on Form 10-K on April 16, 2024
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Furnished herewith and not to be incorporated by reference into any filing of Nature’s Miracle Holding Inc. under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

***	As previously filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2026, 2026.

NATURE’S MIRACLE HOLDING INC.

By:	/s/ Tie (James) Li
Tie (James) Li, Chief Executive Officer

Name	Position	Date

/s/ Tie (James) Li	Chief Executive Officer and Chairperson of the Board of Directors	April 15, 2026
Tie (James) Li	(Principal Executive Officer)

/s/ George Yutuc	Chief Financial Officer and Chief Operating Officer	April 15, 2026
George Yutuc	(Principal Financial and Accounting Officer)

/s/ Jinlong (Frank) Du	President and Director	April 15, 2026
Jinlong (Frank) Du

/s/ Charles Jourdan Hausman	Director	April 15, 2026
Charles Jourdan Hausman

/s/ H. David Sherman	Director	April 15, 2026
H. David Sherman

/s/ Jon M. Montgomery	Director	April 15, 2026
Jon M. Montgomery