Form 10-Q
period 2026-03-31
Nature's Miracle Holding Inc.
filed 2026-05-27
CIK 1947861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ to __________

COMMISSION FILE NUMBER 001-41977

NATURE’S MIRACLE HOLDING INC.

(Exact name of registrant as specified in its charter)

Delaware	88-3986430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3281 E. Guasti Rd. #704 Ontario, CA 91761	(909) 218-4601
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)
Common Stock, par value $0.0001 per share	NMHI*

Warrants to purchase Common Stock, at an exercise price of $11.50 per share	NMHIW*

*	The securities of Nature’s Miracle Holding Inc. have been suspended from trading on The Nasdaq Stock Market and are currently trading on the OTC Market.

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

As of May 26, 2026, the registrant had a total of 606,629,892 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,695	$97,694
Accounts receivable, net	146,491	153,043
Prepayments and other current assets	236,410	100,027
Loan receivable - related party	605,000	605,000
Other receivable - related party	224,873	-
Total Current Assets	1,258,469	955,764

NON-CURRENT ASSETS
Deposits	931,000	951,000
Right-of-use assets, net	109,711	133,889
Property and equipment, net	19,223,993	18,370,033
Total Assets	$21,523,173	$20,410,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term loans	$4,636,043	$4,192,646
Short-term loans - related parties	194,000	194,000
Current portion of long-term debts	175,066	466,331
Convertible notes	1,566,553	1,712,875
Convertible notes - related party	321,161	64,414
Accounts payable	3,475,437	9,684,893
Accounts payable - related parties	367,937	366,437
Other payables and accrued liabilities	5,756,703	5,178,395
Other payables - related parties	907,407	514,891
Operating lease liabilities - current	113,645	101,327
Commitment shares to be issued	3,112	171,160
Debt settlement shares to be issued	750,000	-
Tax accrual	471,055	471,731
Deferred income - Contract liabilities	56,128	49,731
Deferred income - Contract liabilities - related party	86,468	86,468
Total Current Liabilities	18,880,715	23,255,299

NON-CURRENT LIABILITIES
Long-term debts, net of current portion	7,426,138	5,402,186
Operating lease liabilities, net of current portion	8,996	35,684
Long-term convertible notes - related party	3,000,000	3,000,000
Total Non-Current Liabilities	10,435,134	8,437,870

Total Liabilities	29,315,849	31,693,169

COMMITMENTS AND CONTINGENCIES

Redeemable convertible preferred stock ($0.0001 par value, 698 and 754 issued and outstanding at March 31, 2026 and December 31, 2025, respectively), at redemption value	1,467,108	1,458,233

SHAREHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 1,000,000 shares authorized, 5,000 and 5000 shares issued and outstanding; at March 31, 2026 and December 31, 2025, respectively)	-	-
Common stock ($0.0001 par value,1,000,000,000 shares authorized,308,306,016 and 112,852,596 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	30,833	11,287
Additional paid-in capital	24,691,724	24,049,579
Accumulated deficit	(33,981,677)	(36,800,876)
Accumulated other comprehensive loss	(664)	(706)
Total Stockholders’ Deficit	(9,259,784)	(12,740,716)

Total Liabilities and Stockholders’ Deficit	$21,523,173	$20,410,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)

REVENUE (including related party revenue of nil and $17,422 for the three months ended March 31, 2026 and 2025)	$41,605	$1,106,819

COST OF REVENUE	38,685	931,519

GROSS PROFIT	2,920	175,300

OPERATING EXPENSES:
Selling, general and administrative	1,089,802	1,313,111
Provision for credit losses	982	23,283
Total operating expenses	1,090,784	1,336,394

LOSS FROM OPERATIONS	(1,087,864)	(1,161,094)

OTHER INCOME (EXPENSE)
Interest expense, net	(780,714)	(897,017)
Gain on loan extinguishment	-	40,000
Gain on debt settlement	5,070,520	-
Change in fair value of commitment shares to be issued	168,048	-
Other expense	(524,716)	-
Total other income (expense), net	3,933,138	(857,017)

INCOME (LOSS) BEFORE INCOME TAXES	2,845,274	(2,018,111)

PROVISION FOR INCOME TAXES	-	1,700

NET INCOME (LOSS)	$2,845,274	$(2,019,811)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	42	394
COMPREHENSIVE INCOME (LOSS)	$2,845,316	$(2,019,417)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK	159,090,737	4,649,263

BASIC EARNINGS (LOSS) PER SHARE	$0.02	$(0.43)

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON STOCK	270,380,478	4,649,263

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.43)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2025	5,000	$-	112,852,596	$11,287	$24,049,579	$(36,800,876)	$(706)	$(12,740,716)
Stock compensation expense	-	-	-	-	104,795	-	-	104,795
Shares issued through convertible notes conversion	-	-	169,250,919	16,925	371,146	-	-	388,071
Shares issued under equity line of credit	-	-	14,636,713	1,464	77,288	-	-	78,752
Shares issued for purchase of convertible note	-	-	360,000	36	22,837	-	-	22,873
Shares issued through preferred shares conversion	-	-	11,205,788	1,121	66,079	-	-	67,200
Foreign currency translation adjustments	-	-	-	-	-	-	42	42
Cumulative dividend for Series A, D and F preferred stock	-	-	-	-	-	(26,075)	-	(26,075)
Net income	-	-	-	-	-	2,845,274	-	2,845,274
BALANCE, March 31, 2026 (Unaudited)	5,000	$-	308,306,016	$30,833	$24,691,724	$(33,981,677)	$(664)	$(9,259,784)

	Preferred stock		Common stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	loss	Total
BALANCE, December 31, 2024	-	$-	2,445,364	$246	$10,396,274	$(24,734,689)	$(981)	$(14,339,150)
Stock compensation expense	-	-	84,091	8	84,928	-	-	84,936
Shares to be issued for stock compensation	-	-	(834)	-	-	-	-	-
Shares issued through warrants exercises	-	-	1,839,023	184	865,239	-	-	865,423
Shares issued through debt-to-equity conversion	-	-	568,182	57	(57)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	394	394
Net loss	-	-	-	-	-	(2,019,811)	-	(2,019,811)
BALANCE, March 31, 2025 (Unaudited)	-	$-	4,935,826	$495	$11,346,384	$(26,754,500)	$(587)	$(15,408,208)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURE’S MIRACLE HOLDING INC., SUBSIDIARIES AND VIE

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,845,274	$(2,019,811)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	146,040	39,860
Provision for credit losses	982	23,283
Amortization of operating right-of-use asset	24,178	114,226
Amortization of debt issuance cost	279,578	53,303
Gain on loan extinguishment	-	(40,000)
Gain on debt settlement	(5,070,520)	-
Stock compensation expenses	104,795	84,936
Change in fair value of commitment shares to be issued	(168,048)	-
Change in operating assets and liabilities:
Accounts receivable	5,570	305,254
Inventories	-	911,468
Prepayments and other current assets	(136,384)	29,130
Other receivable - related party	(224,873)	-
Security deposit	20,000	(40,748)
Accounts payable	(87,435)	(910,664)
Other payables and accrued liabilities	578,309	979,496
Accrued interest payable - related parties	85,569	2,579
Operating lease liabilities	(14,370)	(12,656)
Tax accrual	(677)	(22,111)
Deferred income - Contract liabilities	6,397	(91,716)
Net cash used in operating activities	(1,605,615)	(594,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit from investment of Future Tech	-	(300,000)
Purchase of property and equipment	(1,000,000)	-
Net cash used in investing activities	(1,000,000)	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution in advance	50,000	-
Proceeds from exercise of warrants	-	865,423
Payments of deferred offering costs	-	(58,053)
Proceeds from shares issued under equity line of credit	78,752	-
Proceeds from long-term loan borrowing	4,981,823	-
Repayments on long-term loan	(7,215)	-
Short-term loan borrowing from third parties	-	447,555
Repayments on short-term loan from third parties	(2,771,341)	(483,758)
Repayments on short-term loan from related parties	-	(150,000)
Convertible notes borrowing	240,042	115,000
Repayments on convertible notes	(25,433)	(264,870)
Borrowings from other payables - related parties	6,946	20,000
Net cash provided by financing activities	2,553,574	491,297

EFFECT OF FOREIGN EXCHANGE ON CASH	42	395

CHANGES IN CASH	(51,999)	(402,479)

CASH AND CASH EQUIVALENTS, beginning of period	97,694	420,131

CASH AND CASH EQUIVALENTS, end of period	$45,695	$17,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$1,700
Cash paid for interest	$391,744	$286,593

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Conversion of convertible notes into shares	$388,071	$-
Debt settlement of third party’s debt	$6,120,520	$-

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

Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of NMI with the Merger treated as the equivalent of NMI issuing stock for the net assets of Lakeshore, accompanied by a recapitalization. The net assets of Lakeshore will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger will be presented as those of NMI in financial statements of the Company. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements in accordance with ASC 805-50-45-5.

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

On June 1, 2022, NMI entered into the Share Exchange Agreements with the stockholders of Visiontech Group, Inc., a California Company (“Visiontech”), resulting in the stockholders of Visiontech becoming 56.3% stockholders of NMI and NMI becoming the 100% stockholder of Visiontech.

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

On May 10, 2024, NM Data, Inc. (“NM Data”), a Nevada corporation wholly owned by the Company was incorporated. NM Data is a shell company and has no operations.

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

Note 2 — Going concern

In assessing liquidity, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from operations, debt financing from financial institution and related parties. As of March 31, 2026 and December 31, 2025 the Company had approximately $46,000 and $98,000 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. The Company’s working capital deficit was approximately $17.6 million and $22.3 million as of March 31, 2026 and December 31, 2025. The Company’s accumulated deficit and negative operating cash flow for the three months ended March 31, 2026 amounted to $33,981,677 and $1,605,615, respectively.

The Company has experienced recurring losses from operations and negative cash flows from operating activities since 2022. Although the Company reported net income of approximately $2.8 million for the three months ended March 31, 2026, such net income was primarily attributable to a non-recurring gain on debt settlement of approximately $5.1 million recognized during the period. The Company continued to incur losses from operations of approximately $1.1 million and negative cash flows from operating activities of approximately $1.6 million for the three months ended March 31, 2026. In addition, the Company had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

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

The Company has a $20 million equity financing program (“ELOC”) with GHS Investments, LLC and this was declared effective by SEC. The Company can draw on this facility for its working capital needs and others. The Company received $78,752 and nil for the three months ended March 31, 2026 and 2025 under this facility, with approximately $19.7 million  of credit still available.

The Company has access to investors who are providing convertible notes financing for public companies and the Company has been utilizing the convertible notes for part of its financing needs.

The shareholder of the Company also offers support for the Company. Big Lake Capital, LLC, a related party controlled by Tie Li (our Chairman and CEO) entered into a $2 million Convertible Promissory Note on April 11, 2025 with the initial tranche of $600,000. The Company has borrowed $170,000 and nil for the three months ended March 31, 2026 and 2025 under this note, with $1,016,400 of credit still available.

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

Note 3 — Basis of presentation and summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash. The amount in excess of the FDIC insurance was $0 as of March 31, 2026.

Prepayments and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to product providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2026 and December 31, 2025, no allowance for doubtful account was recorded.

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated market value. The Company also reviews inventory for slow moving inventory and obsolescence and records impairment for obsolescence. During the three months ended March 31, 2026 and 2025, the Company recorded inventory impairment losses of $0 and $0, respectively.

Deposits

Deposits consist of security deposits for vendors and deposits for acquisition. To maintain a stable supply for goods and build a long-term relationship, the Company may pay certain amount of funds to its vendors as security deposits which are recorded as non-current assets on the balance sheet depending on its return date. On November 22, 2024, NM Data entered into an investment agreement to acquire 51% of Future Tech Incorporated (“Future Tech”), an Ohio-based company, for the development and construction of a 50MW high density data center and a vertical farming facility in Stryker, Ohio. The closing of the acquisition of Future Tech is subject to Future Tech’s executing an electricity sales and purchase agreement with a certain supplier set forth in the agreement and Future Tech entering into a ten-year lease option to purchase indoor space as set forth in the agreement. As of March 31, 2026, the deposit for acquisition of Future Tech was $721,000. The Company also made a deposit with Datavault AI for licensing fee of $200,000 for certain intellectual properties related to business in the field of tokenization of assets using cryptocurrencies. In addition, the Company had rent deposits of $10,000 as of March 31, 2026.

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

In connection with the preparation of the unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, the Company evaluated potential impairment indicators related to its long-lived assets, including the Company’s operating results and overall business conditions. The Company determined that substantially all long-lived assets, including vehicles and real estate holdings, continue to be utilized in operations and that their carrying values are recoverable. In addition, the Company’s recently acquired Zak Property building in Ohio was evaluated and management determined that the carrying value was not impaired. Furniture and fixtures were not considered material to the unaudited condensed consolidated financial statements. Accordingly, no impairment of long-lived assets was recognized as of March 31, 2026 and December 31, 2025.

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

The Company’s disaggregated revenue stream by products are summarized below:

	For the Three Months Ended
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)

Grow light	$35,366	$850,899
Grow Media and others	6,239	255,920
Total	$41,605	$1,106,819

Prepayments received from customers prior to the delivery of goods to customers or picked up by the customers are recorded as contract liability under the account Deferred income — contract liabilities.

Movements of deferred income — contract liabilities (including related party) consisted of the following as of the date indicated:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Beginning balance	$136,199	$231,258
Prepayments from customers	6,397	212,751
Recognized as revenues	-	(307,810)
Ending balance	$142,596	$136,199

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to holders of common stock by the weighted average number of common stock outstanding during the year. Diluted earnings (loss) per share presents the dilutive effect on a per share basis of the potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings (loss) per share.

For the three months ended March 31, 2026 and 2025, basic earnings (loss) per share were $0.02 and $(0.43), respectively. For the three months ended March 31, 2026 and 2025, diluted earnings (loss) per share were $0.01 and $(0.43), respectively.

The following table presents the computation of basic and diluted earnings (loss) per share of common stock:

	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders	$2,845,274	$(2,019,811)
Deduct: Preferred dividend	26,075	-
Net income (loss) used in computing basic earnings (loss) per share of common stock	2,819,199	(2,019,811)
Basic weighted average number of common stock	159,090,737	4,649,263
Basic earnings (loss) per share	$0.02	$(0.43)

	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$2,845,274	$(2,019,811)
Add: Preferred dividend	26,075	-
Add: Interest expenses	373,834	-
Net income (loss) used in computing diluted earnings (loss) per share of common stock	$3,245,183	$(2,019,811)

Weighted average shares used in computing net income per share of common stock, basic	159,090,737	4,649,263
Add: Convertible notes	62,558,143	-
Add: Preferred shares	48,731,598	-
Weighted average shares used in computing net income per share of common stock, diluted	270,380,478	4,649,263
Diluted earnings (loss) per share	$0.01	$(0.43)

The 6,098,391 warrant shares were excluded from the calculation of diluted earnings (loss) per share attributable to common stockholders because their inclusion would have been anti-dilutive.

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows.

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

The carrying amount of the assets and liabilities are as follows:

As of March 31, 2026 (Unaudited)
Cash	$99
Property and equipment, net	4,025,013
Total assets	$4,025,112

Current portion of long-term debt	$109,149
Long-term debt, net of current portion	2,578,626
Accrued expenses	27,636
Intercompany payable to Visiontech	1,222,877
Total liabilities	$3,938,288

The operating results of VIE included in the unaudited condensed consolidated statements of operations are as follows for the period indicated:

For the Three Months Ended March 31, 2026 (Unaudited)
Revenue*	$83,210
Selling, general and administrative	33,187
Interest expense	23,730
Net income	$26,293

*	Upland generated its revenue from leasing the warehouse to Visiontech. Revenue of Upland was fully eliminated on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Note 5 — Debt settlement with Megaphoton

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

On February 2, 2026, the Company entered into a Settlement and Mutual Release Agreement with Megaphoton, Inc. to resolve previously disclosed litigation pending in the United States District Court for the Central District of California. Pursuant to the agreement, the Company agreed, among other things, to (i) issue 15,000,000 unregistered shares of its common stock and register such shares on a Form S-1 no later than July 31, 2026, (ii) appoint Megaphoton’s chief executive officer to the Company’s board of directors and as President under an employment agreement, (iii) pay $300,000 on or before June 30, 2026,   (iv) use best efforts to uplist its common stock within 180 days or issue an additional 15,000,000 shares if such uplisting is not approved, and (v) comply with certain share issuance restrictions. The agreement includes mutual releases of claims without admission of liability. As of March 31, 2026, the $300,000 obligation was included in other payable - related party in the unaudited condensed consolidated balance sheets.

On February 2, 2026, Mr. Du became the Company’s President and a member of our board of directors. The Company’s shares were valued at $750,000 on February 2, 2026. As of the date of this report, the Company expects that no additional shares will need to be issued to Mr. Du based on the Company’s current efforts and progress to relist.

Fair value of shares to be issued:	$750,000
Cash to be paid:	300,000
Total consideration	1,050,000
Debt settled	6,120,520
Gain from debt settlement	$5,070,520

As of the date of filing, board approval has been obtained but issuance of the 15 million shares has not been completed. The Company expects to issue the shares to Mr. Du once the authorized shares for the Company are increased since the current authorized shares are being used for either issuance of new shares or held in reserve.

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

Fair value of consideration transferred:

Series B and C preferred stock	$14,440,000
Issuance cost of preferred stock	60,000
Convertible promissory note	3,000,000
Total	$17,500,000

Carrying value of assets and liabilities transferred:

As of September 18, 2025
Current assets	$671,682
Property and equipment, net	13,334,938
Total assets	14,006,620
Total liabilities	(1,530,986)
Net assets	$12,475,634

Equity in the Company as a result of the asset acquisition increased as follows:

As of September 18, 2025
Net assets acquired	$12,475,634
Less: debt incurred	(3,000,000)
Less: cost associated with issuance of Series B and C preferred stock	(60,000)
Increase in equity	$9,415,634

Note 7 — Accounts receivable, net

Accounts receivable, net consisted of the following as of the date indicated:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accounts receivable	$2,266,211	$2,271,781
Less: allowance for credit losses	(2,119,720)	(2,118,738)
Accounts receivable, net	146,491	153,043
Accounts receivable - related party	730,998	730,998
Less: allowance for credit losses – related party	(730,998)	(730,998)
Accounts receivable – related party, net	-	-
Total accounts receivable, net	$146,491	$153,043

Provision for credit losses were $982 and $23,283 for the three months ended March 31, 2026 and 2025, respectively.

Movement of allowance:

Movement of allowance for expected credit losses (including related party) consisted of the following as of the date indicated:

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Beginning balance	$2,849,736	$1,031,585
Addition	982	1,818,151
Ending balance	$2,850,718	$2,849,736

Note 8 — Property and equipment, net

Property and equipment, net consists of the following:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Trucks & Automobiles	$326,252	$326,252
Machinery & Equipment	8,287	8,287
Warehouse Equipment	29,984	29,984
Computers & Peripherals	2,783	2,783
Building	12,930,503	12,930,503
Building improvements	8,157,418	7,157,418
Land	1,150,000	1,150,000
Subtotal	22,605,227	21,605,227
Less: accumulated depreciation	(3,381,234)	(3,235,194)
Total	$19,223,993	$18,370,033

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $146,040 and $39,860, respectively.

Note 9 — Loans payable

Short-term loans:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Factor H (1)	$640,816	$640,816
Factor J (2)	34,355	38,255
Factor L (3)	129,170	129,170
Jie Zhang (4)	50,000	70,000
RedOne Investment Limited (“RedOne”) (5)	230,000	230,000
Agile Capital Funding, LLC (6)	359,344	359,344
J.J. Astor & Co.(7)	-	1,581,212
Yan Li(8)	-	991,348
Newtek Business Services Holdco 6, Inc. (9)	3,059,858	-
Other loans	132,500	152,500
Total short-term loans	$4,636,043	$4,192,646

Short-term loans consist of account receivable factoring agreements, subordinated business loan and third parties loans as of March 31, 2026 and December 31, 2025.

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

On November 18, 2024, the Merchants entered into another standard merchant cash advance agreement with Factor H. The Company sold $1,167,200 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $752,000 was remitted to the Company, after the deduction of the total fees of $48,000. The Company agreed to pay a weekly installment of $32,000 for 37 weeks. The effective interest rate of this agreement was 94.98%. The Company used this loan to pay off $566,150 previous loan with Factor H that dated on May 2, 2024. For the three months ended March 31, 2026 and 2025, the Company paid $0 and $29,194 principal of the loan, respectively.

(2)	On September 27, 2024, the Merchants entered into a standard merchant cash advance agreement with Factor J. The Company sold $72,500 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $47,470 was remitted to the Company, after the deduction of the total fees of $2,530. The Company agreed to pay a weekly installment of $3,021 for 24 weeks. The effective interest rate of this agreement was 88.98%. For the three months ended March 31, 2026 and 2025, the Company paid $0 and $28,838 principal of the loan, respectively.

On February 11, 2025, the Merchants entered into another standard merchant cash advance agreement with Factor J. The Company sold $94,250 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price $61,070 was remitted to the company, after the deduction of the total fees $3,930. The Company agreed to pay a weekly installment of $6,732 for 14 weeks. The effective interest rate of this agreement was 89.54%. The Company used this loan to pay off $18,125 previous loan with Factor J that dated on February 10, 2025. For the three months ended March 31, 2026 and 2025, the Company paid $3,902 and $12,437 principal of the loan, respectively.

(3)	On February 7, 2025, the Merchants entered into a standard merchant cash advance agreement with Wave advance Inc (the “Factor L”). The Company sold $183,750 of its accounts receivable balances on a recourse basis for credit approved accounts. The net purchase price of $107,500 was remitted to the Company, after the deduction of the total fees of $8,750. The Company agreed to pay a weekly installment of $13,125 for 14 weeks. The effective interest rate of this agreement was 113.58%. For the three months ended March 31, 2025, the Company paid $116,250 principal of the loan.

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

On August 1, 2025, the Company and Factor L signed a settlement agreement that required payments from August 5 to October 27, 2025, for an aggregate amount of $201,170. The Company agreed to pay a weekly installment of $18,000 for 11 weeks from August 5, 2025 to October 20, 2025, followed by a final installment of $3,170 on October 27, 2025. The Company use this settlement agreement to pay off a $198,670 previous loan with Factor I dated on February 25, 2025, resulting in a $2,500 loss on debt settlement. For the three months ended March 31, 2026 and 2025, the Company paid $0 and $22,068 principal of the loan, respectively.

These receivable purchase agreements were accounted for as secured borrowing under ASC 860 since there is no legal, actual, effective transfer of the receivables to the Factors. Rather, the Factors only have generally claim against the receivable pools not a particular receivable. As of March 31, 2026 and December 31, 2025, outstanding balance amounted to $804,340 and $808,241, respectively.

(4)	On October 30, 2023, NMI entered into a loan agreement with an independent third party pursuant to which the Company borrowed a principal amount of $100,000 with an annual interest rate of 12% for a term of one year. The loan was originally extended to April 15, 2025, subsequently extended to July 16, 2025, then extended to November 16, 2025. On January 30, 2026, the third party entered into another agreement under which both parties agreed that a final payment of $20,000 would be made, and the remaining balance and accrued interest would be converted into the Company’s stock. The final payment of $20,000 was made on January 30, 2026. The loan balance as of March 31, 2026 and December 31, 2025 was $50,000 and $70,000, respectively. The shares were not issued as of March 31, 2026.

(5)	On February 10, March 28, June 5, June 27, September 22, December 22, 2023 and February 20, 2024, Lakeshore entered into seven promissory notes with RedOne to which Lakeshore borrowed an aggregate principal amount of $380,000 with zero interest rate. On July 11, 2023, Lakeshore entered into a loan agreement with Deyin Chen (Bill) to which Lakeshore borrowed a principal amount of $125,000 with an annual interest rate of 8%. This loan was extended to March 11, 2024 with interest waived pursuant to a Side Letter to the loan agreements dated December 8, 2023. A payment of $75,000 was made upon close of the Merger on March 11, 2024 and the loan balance of $50,000 owed to Deyin Chen (Bill) was assigned to RedOne and the Company assumed the outstanding balance. The loan bears interest of 8% per annum. $50,000 was paid on July 29, 2024 and $150,000 was paid on November 11, 2024.

The balance of $230,000, originally due by December 11, 2024, was revised to be paid in two equal installments: the first installment of $115,000 no later than March 31, 2025, and the second installment of $115,000 no later than June 30, 2025. Both installments were extended to July 15, 2025, subsequently extended to September 10, 2025, and then extended to April 16, 2026. The loan matured on April 16, 2026 and has not been repaid as of the date of filing. Management assessed the matter and determined that no additional action is warranted at this time, as the loan is unsecured and the lender, a founder of the predecessor SPAC, has indicated no intention to take legal action.

(6)	On June 6, 2024, the Merchants entered into a subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $288,750, including the administrative agent fee of $13,750. The Company agreed to pay a weekly installment of $15,056 for 28 weeks. The effective interest rate of this agreement was 90.22%. The collateral consists of the Company’s right, title and interest in and to including the Company’s financial assets, goods, accounts, equipment, inventory, contract rights or rights to payment of money. The Company received the net proceeds on June 7, 2024.

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

On November 21, 2024, the Merchants entered into another subordinated business loan and security agreement with Agile Capital Funding, LLC and Agile Lending, LLC for the principal amount of $575,000, including the administrative agent fee of $28,750. The Company agreed to pay a weekly installment of $29,982 for 28 weeks. The effective interest rate of this agreement was 90.80%. The Company used this loan to pay off $331,388 previous loan with Agile Capital Funding, LLC and Agile Lending, LLC dated on September 25, 2024. For the three months ended March 31, 2026 and 2025, the Company paid $0 and $76,776 principal of the loan, respectively.

(7)	On April 11, 2025, Zak Properties entered into a loan agreement with J.J. Astor & Co. (“JJ Astor”). Under the agreement, JJ Astor loaned $1,650,000 to Zak Properties, which included a $66,000 origination fee, a $99,000 debt broker fee, a $15,000 legal fee, and additional closing, title, and recording charges. The loan has a contractual maturity date of September 26, 2025. At closing, $480,000 of interest was withheld as an interest holdback and applied to the weekly payment structure. The effective interest rate was 43.39%. In January 2026, Zak Properties paid off the outstanding loan balance along with an additional $236,000 of interest. For the three months ended March 31, 2026, Zak Properties made principal payments of $1,650,000 on the loan.

(8)	On October 8, 2025, Zak Properties entered into a loan agreement with Yan Li. Under the agreement, Yan Li loaned $1,000,000 to Zak Properties. The interest rate was 18.00% per annum and the maturity date was April 8, 2026. In January 2026, Zak Properties paid off the outstanding loan balance along with an additional $46,200 of interest. For the three months ended March 31, 2026, Zak Properties made principal payments of $1,000,000 on the loan.

(9)	On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the three months ended March 31, 2026 and 2025, the Company made total payments of $0 and $28,164 towards the loan, respectively. Since the Company is in default of the loan, the long term debt is subject to recall by the lender, hence the balance of $3,059,858 long term portion of the debt was reclassified to short term loan.

Interest expense for short term loans amounted to $638,044 and $652,721 for the three months ended March 31, 2026 and 2025, respectively.

Short-term loans — related parties: refer to Note 11 Related Party transactions.

Long-term debts:

Long-term debts consist of four auto loans, one building loan, one secured business loan and one promissory note as of March 31, 2026 and December 31, 2025.

The outstanding amount of the auto loans were $113,668 and $113,668 as of March 31, 2026 and December 31, 2025, respectively. On February 27, 2021, the Company purchased a vehicle for $68,802 and financed $55,202 of the purchase price through an auto loan. The loan requires monthly installment payment of $1,014 with the last installment due on February 28, 2026. The Company subsequently sold the auto and paid off the loan on September 18, 2025. On June 8, 2021, the Company purchased the second vehicle for $86,114 and financed $73,814 of the purchase price through auto loan. The loan requires monthly installment payment of $1,172 with the last installment due on June 23, 2027. On September 28, 2022, the Company purchased the third vehicle for $62,230 and financed $56,440 of the purchase price through auto loan. The loan requires a monthly installment payment of $1,107 with the last installment due on September 28, 2027. On July 20, 2024, the Company purchased the fourth vehicle for $113,263 and financed $97,163 of the purchase price through auto loan. The loan requires a monthly installment payment of $2,403 with the last installment due on August 3, 2028. During the three months ended March 31, 2026 and 2025, the Company made total payments of $0 and $8,865 towards the auto loans, respectively.

Minimum required principal payments towards the Company’s auto loans as of March 31, 2026 are as follows:

Twelve months ended March 31,	Repayment
2027	$65,917
2028	36,458
2029	11,293
Total	$113,668

The outstanding amount of the building loan was $2,687,776 and $2,694,990 as of March 31, 2026 and December 31, 2025, respectively. On January 10, 2022, the Company purchased one building and land for $4,395,230 and financed $3,000,000 of the purchase price through Bank of the West. The loan requires monthly installment payments of $15,165 with the last installment due on January 10, 2032. During the three months ended March 31, 2026 and 2025, the Company made total payments of $7,214 and $21,024 towards the loan, respectively.

Minimum required principal payments towards the Company’s building loan as of March 31, 2026 are as follows:

Twelve months ended March 31,	Repayment
2027	$109,149
2028	90,654
2029	94,207
2030	97,644
Thereafter	2,296,122
Total	$2,687,776

The outstanding amount of the secured business loan was $3,059,858 and $3,059,858 as of March 31,2026 and December 31, 2025, respectively. On June 14, 2023, the Company’s subsidiaries Visiontech and Hydroman entered into a secured business loan agreement with Newtek Business Services Holdco 6, Inc. for a principal sum of up to $3,700,000 with a maturity date of July 1, 2033. The loan is secured by the Company’s building and guaranteed by the Company’s major stockholders. During the three months ended March 31, 2026 and 2025, the Company made total payments of $0 and $28,164 towards the loan, respectively. Since the Company is in default of the loan, the long term debt is subject to recall by the lender, hence the remaining balance of $3,059,858 long term debt was reclassified to short term loan, see Note 9 — short term loan for details.

The outstanding amount of the promissory note was $4,799,760 and $0 as of March 31,2026 and December 31, 2025, respectively. On January 29, 2026, Zak Properties entered into a promissory note agreement with American Savings Life Insurance Company (the “Lender”), pursuant to which Zak Properties issued a promissory note in the principal amount of $5,000,000. The note bears interest at an annual rate of 8.50% and requires monthly payments of $35,416.67 commencing on March 1, 2026. The note matures on February 1, 2028, at which time the remaining unpaid principal and accrued interest are due, resulting in a balloon payment. Proceeds from the loan were primarily used to repay existing indebtedness, including the JJ Astor loan of $1,886,000, and the Yan Li loan of $1,046,200 (refer to Note 9 – Loans Payable). In connection with the financing, the Company incurred loan origination and related fees, including a $50,000 origination fee, $5,500 underwriting fee, $50,000 mortgage broker fee, and other closing costs, which are recorded as debt issuance costs and amortized over the term of the loan. During the three months ended March 31, 2026, the Company made total payments of $0 towards the loan.

Minimum required principal payments towards the Company’s promissory note as of March 31, 2026 are as follows:

Twelve months ended March 31,	Repayment
2027	$-
2028	4,799,760
Total	$4,799,760

Interest expenses for long term loans amounted to $99,065 and $152,993 for the three months ended March 31, 2026 and 2025, respectively.

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

On July 3, 2024, the Company entered into four convertible note agreements total of $410,000 from four investors. Each note bears 12% interest per annum and matures in six months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $13.26. On November 19, 2024, the Company entered into four debt-to-equity conversion agreements, under which four investors agreed to convert a total of $410,000 into 155,303 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as require by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to June and September 2025, with two maturing in each month, subsequently extended to July 11, 2026. The balance of these notes are $410,000 and $410,000 as of March 31, 2026 and December 31, 2025.

On November 18, 2024, the Company signed one convertible note agreement of $90,000 from one investor. The note bears 12% interest per annum and matures in 6 months. The Company shall repay the principal and accumulated interest after six months. If the investors choose to convert, the number of shares will be calculated by dividing the principal plus accumulated interest by $29.31. On November 19, 2024, the Company entered into a debt-to-equity conversion agreement, under which the investor agreed to convert the $90,000 into 34,091 shares of the Company’s common stock at a conversion price of $2.64 per share. However, the Company failed to complete the registration of the converted shares within 45 calendar days as required   by the conversion agreements, the investors has elected to decline the conversion and has elected to reinstate the original debt liability in accordance with the original agreement and extended the maturity date to September 2025, then subsequently extended to July 11, 2026. As of March 31, 2026 and December 31, 2025, the balance of this note was $90,000 and $90,000.

During the third and fourth quarters of 2025, the Company entered into another five securities purchase agreements with Diagonal pursuant to which the Company issued the following convertible promissory notes to the Diagonal: i) principal amount of $97,350 issued on July 23, 2025 with an original issue discount of $14,850 and closing expenses of $7,500 deducted from funding amount, which bears an annual interest charge of 12% and matures on April 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price. As of March 31, 2026, the principal and accrued interest of the note were paid off; ii) principal amount of $90,200 issued on July 30, 2025 with an original issue discount of $8,200 and closing expenses of $7,000 deducted from funding amount, which bears an annual interest charge of 14% and matures on May 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price. For the three months ended March 31, 2026, an aggregate of $88,130 of convertible note principal and accrued interest were converted into 50,342,932 shares of common stock. As of March 31, 2026 and December 31, 2025, the balance of this note was $9,570 and $82,700, respectively; iii) principal amount of $155,610 issued on September 19, 2025 with an original issue discount of $22,610 and closing expenses of $8,000 deducted from funding amount, which bears an annual interest charge of 13% and matures on July 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of March 31, 2026 and December 31, 2025, the balance of this note was $143,814 and $135,041, respectively; iv) principal amount of $112,800 issued on October 1, 2025 with an original issue discount of $18,800 and closing expenses of $9,000 deducted from funding amount. The note bears an annual interest charge of 15% and maturity date of June 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 39% of the market price. As of March 31, 2026 and December 31, 2025, the balance of this note was $44,486 and $56,701, respectively; v) principal amount of $126,360 issued on December 10, 2025 with an original issue discount of $18,360 and closing expenses of $8,000 deducted from funding amount. The note bears an annual interest charge of 13% and maturity date of September 15, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 35% of the market price. As of March 31, 2026 and December 31, 2025, the balance of this note was $110,487 and $101,984, respectively.

During the third quarter of 2025, the Company entered into the following two convertible promissory notes with CFI Capital LLC: i) principal amount of $120,000 issued on July 10, 2025 with an original issue discount of $12,000 and closing expenses of $4,000 deducted from funding amount. The note bears 6% interest per annum and matures on July 10, 2026, and ii) principal amount of $130,000 issued on September 18, 2025 with an original issue discount of $13,000 and closing expenses of $4,000 deducted from funding amount. The note bears 6% interest per annum and matures on September 18, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of these two convertible notes. The notes can be prepaid within 6 months at 105% of principal and accrued interest. For the three months ended March 31, 2026, an aggregate of $70,307 of convertible note principal and accrued interest were converted into 10,852,666 shares of common stock. As of March 31, 2026, the aggregate balance of the two convertible promissory notes was $47,573 and $122,036. As of December 31, 2025, the aggregate balance of the two convertible promissory notes was $111,627 and $117,844.

On July 30, 2025, the Company entered into a securities purchase agreement with Labrys Fund II, L.P., pursuant to which the Company sold to Labrys Fund II, L.P. a convertible promissory note in the aggregate principal amount of $230,000 with an original issue discount of $30,000 and closing expenses of $4,250 deducted from funding amount. The note bears an annual interest charge of 14% and matures on July 30, 2026. Only upon an occurrence of an event of default under the note, the holder may convert the outstanding unpaid principal amount of the note into shares of common stock of the Company at a discount of 25% of the market price. For the three months ended March 31, 2026, an aggregate of $57,779 of convertible note principal were converted into 22,706,500 shares of common stock. As of March 31, 2026 and December 31, 2025, the balance of this note was $156,847 and $187,097, respectively.

On August 5, 2025, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $172,500 with an original issue discount of $22,500 and closing expenses of $6,000 deducted from funding amount. The note bears an annual interest charge of 10% and matures on August 5, 2026. As consideration for entering into the securities purchase agreement, the Company issued a total of 200,000 shares to the investor on August 5, 2025. Principal and accrued interest can be converted into shares of common stock of the Company at a 25% discount to lowest trading price with a 10 day look back at any time on or following the issue date of the convertible note. For the three months ended March 31, 2026, an aggregate of $55,325 of convertible note principal and accrued interest were converted into 26,000,000 shares of common stock. As of March 31, 2026 and December 31, 2025, the balance of this note was $114,012 and $137,622, respectively.

On August 4, 2025, the Company entered into a securities purchase agreement with AES Capital Management LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $37,500 with an original issue discount of $3,750 and closing expenses of $3,000 deducted from funding amount. The note bears an annual interest charge of 8% and matures on August 4, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of the convertible note. For the three months ended March 31, 2026, an aggregate of $16,996 of convertible note principal and accrued interest were converted into 10,839,568 shares of common stock. As of March 31, 2026, the balance of this note was $21,170 and $33,505, respectively.

On August 4, 2025, the Company entered into a securities purchase agreement with Lambda Venture Partners LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $82,500 with an original issue discount of $7,250 and closing expenses of $3,000 deducted from funding amount. The note bears an annual interest charge of 8% and matures on August 4, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to the average of the three lowest trading prices with a 10 day look back at any time on or following the issue date of the convertible note. For the three months ended March 31, 2026, an aggregate of $61,347 of convertible note principal and accrued interest were converted into 34,617,498 shares of common stock. As of March 31, 2026, the balance of this note was $21,325 and $76,286, respectively.

On August 15, 2025, the Company entered into a securities purchase agreement with Actus Fund LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $100,000 with closing expenses of $9,000 deducted from funding amount and a warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.20 per share. The note bears an annual interest charge of 12% and matures on August 15, 2026. The warrant was exercisable from August 15, 2025 through August 15, 2030. Approximately $46,664 from the convertible note proceeds was allocated to the issuance of warrants based on relative fair value. Principal and accrued interest can be converted into shares of common stock of the Company at a 30% discount to the volume-weighted average price of a 5 day look back at any time on or following the issue date of the convertible note. For the three months ended March 31, 2026, an aggregate of $9,491 of convertible note principal and accrued interest were converted into 13,891,755 shares of common stock. As of March 31, 2026 and December 31, 2025, the balance of this note was $77,161 and $65,381, respectively.

On October 16, 2025, the Company entered into a securities purchase agreement with AES Capital Management LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $37,500 with an original issue discount of $3,750 and closing expenses of $1,500 deducted from funding amount. The note bears an annual interest charge of 8% and matures on October 16, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back at any time after the sixth monthly anniversary of the convertible note. As of March 31, 2026 and December 31, 2025, the balance of this note was $34,638 and $33,343, respectively.

On December 10, 2025, the Company entered into a securities purchase agreement with Boot Capital LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $58,500 with an original issue discount of $8,500 deducted from funding amount. The note bears an annual interest charge of 13% and matures on September 15, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 35% discount to lowest trading price with a 10 day look back at any time after the sixth monthly anniversary of the convertible note. As of March 31, 2026 and December 31, 2025, the balance of this note was $53,382 and $52,050, respectively.

On December 26, 2025, the Company entered into a securities purchase agreement with Quick Capital, LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $55,556 with an original issue discount of $5,556 and closing expenses of $4,500 deducted from funding amount, along with 360,000 shares of Common Stock to be issued as additional consideration for the purchase of the note. The shares were issued in January 2026. The note bears an annual interest charge of 12% and matures nine months from the issuance date. The principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the lowest trading price during the 20 trading days preceding the conversion date. The funding was received in January 2026. As of March 31, 2026 and December 31, 2025, the balance of this note was $33,443 and $0, respectively.

On December 29, 2025, the Company entered into a securities purchase agreement with AES Capital Management LLC, pursuant to which the Company sold a convertible promissory note in the aggregate principal amount of $37,500 with an original issue discount of $3,750 and closing expenses of $1,500 deducted from funding amount. The note bears an annual interest charge of 8% and matures on December 29, 2026. Principal and accrued interest can be converted into shares of common stock of the Company at a 40% discount to lowest trading price with a 15 day look back   at any time after the sixth monthly anniversary of the convertible note. The funding was received in January 2026. As of March 31, 2026 and December 31, 2025, the balance of this note was $33,545 and $0, respectively.

On February 23, 2026, the Company entered into another securities purchase agreement with Lambda Venture Partners, LLC, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $27,500.   The Note was issued with an original issue discount of $2,500, and an additional $3,000 was withheld from the funding proceeds for legal costs of the Lambda, resulting in net cash proceeds to the Company of $22,000. The note bears interest at a rate of 10% per annum and matures on February 23, 2027. Principal and accrued interest can be converted into shares of common stock of the Company at a 39% discount to lowest trading price with a 10 day preceding the conversion date. As of March 31, 2026, the balance of this note was $22,542.

On February 23, 2026, the Company entered into another securities purchase agreement with Lambda Venture Partners, LLC, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $25,300. The Note was issued with an original issue discount of $2,300, and an additional $3,000 was withheld from the funding proceeds for legal costs of the Lambda, resulting in net cash proceeds to the Company of $20,000. The note bears interest at a rate of 10% per annum and matures on February 23, 2027. Principal and accrued interest can be converted into shares of common stock of the Company at a 39% discount to lowest trading price with a 10 day preceding the conversion date. As of March 31, 2026, the balance of this note was $20,523.

Interest expense in connection with the convertible notes for the three months ended March 31, 2026 and 2025 amounted to $278,930 and $85,257.

Note 11 — Related party transactions

Purchases and accounts payable – related parties:

On April 11, 2023, one of the Company’s customers and vendors, Iluminar Lighting LLC (“Iluminar”) entered into Debt Conversion Agreement with the Company pursuant to which it will convert $1,000,000 of accounts receivable to 1,033,333 shares of Iluminar which is 10% of Iluminar’s outstanding shares. For the three months ended March 31, 2026 and 2025, the purchases made from Iluminar were $1,500 and $58,031, respectively. As of March 31, 2026 and December 2025, the accounts payable amount due to Iluminar was $367,937 and $366,437, respectively.

Revenue - related party:

During the three months ended March 31, 2026 and 2025, the sales revenue from Iluminar was $0 and $17,422, respectively.

Other receivable - related party:

As of March 31, 2026, other receivable – related party from Mr. Tie (James) Li, a shareholder of the Company, was $12,319, primarily related to advances made for employee reimbursements. Other receivable – related party from Big Lake, a related party entity, was $212,554, primarily related to working capital advances.

Loan receivable – related party:

As of March 31, 2026 and December 31, 2025, loan receivable from Big Lake amounted to $605,000 and $605,000, respectively. The receivable relates to a promissory note dated April 11, 2025, issued to Big Lake, which bears interest at 0% per annum and matures on June 30, 2026. The promissory note includes a debt-forgiveness provision whereby the outstanding principal may be forgiven if the borrower invests an amount equal to or greater than the loan proceeds into the Company. If such condition is met, the borrower will have no further repayment obligation under the note.

Deferred income – contract liabilities - related party:

As of March 31, 2026 and December 31, 2025, the deferred income - contract liabilities from Iluminar was $86,468 and $86,468, respectively.

Other payables — related parties

In 2022, Nature’s Miracle Inc. (Cayman) (“NMCayman”), former stockholders of NMI, currently under common control of Mr. Tie (James) Li, the Company’s CEO, paid a total amount of $345,000 of legal and audit fees for the Company. As of March 31, 2026 and December 31, 2025, the outstanding amount due to NMCayman was $158,000 and $170,000, respectively.

In 2021, Yang Wei, former shareholder of the Visiontech and current shareholder of the Company, paid a total amount of $23,813 of normal business operating fee for the Company. During the three months ended March 31, 2026, an additional $285 of operating expenses was paid by Yang Wei on behalf of the Company. As of March 31, 2026 and December 31, 2025, the outstanding amount due to Yang Wei was $24,098 and $23,813, respectively.

In 2022, Zhiyi (Jonathan) Zhang, paid a total amount of $27,944 of normal business operating fee for the Company. On May 19, 2023, September 4, 2023, and July 1, 2024, Zhiyi (Jonathan) Zhang paid another $1,000, $557, $8,184 for normal business operating expenses, respectively. Furthermore, in 2024, Mr. Zhang contributed an additional $10,936 toward Company expenses. On October 11, 2023, the Company paid off $28,501 of the balance. In 2025, the Company paid another $3,000 of the balance. During the three months ended March 31, 2026, Mr. Zhang advanced an additional $24,460 to the Company for operating expenses. As of March 31, 2026 and December 31, 2025, the outstanding amount due to Zhiyi (Jonathan) Zhang was $41,580 and $26,533.

As of March 31, 2026 and December 31, 2025, Nature’s Miracle Holding Inc. has an outstanding amount due to James Li for $25,100 and $25,100 of board fees paid by Mr. Li on behalf of the Company.

As of March 31, 2026 and December 31, 2025, Nature’s Miracle Holding Inc. has an outstanding amount due to Zhiyi (Jonathan) Zhang for $25,000 and $25,000 of board fees paid by Mr. Zhang on behalf of the Company.

As of March 31, 2026 and December 31, 2025, Visiontech had outstanding amounts due to Xi Liu of $5,129 and $0, respectively, related to consulting services, and to Lina Xu of $4,844 and $0, respectively, related to contractor services.

Short-term loans — related parties

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Zhiyi Zhang (1)	$60,000	$60,000
Tie Li (2)	85,000	85,000
Big Lake(3)	49,000	49,000
Total short-term loans – related parties	$194,000	$194,000

(1)	On November 29, 2022, Visiontech signed a loan with Zhiyi (Jonathan) Zhang, one of the stockholders of the Company, for the principal amount of $100,000 with 8% interest rate. This loan is originally required to be paid in full before May 29, 2023, the Company initially extended it to November 15, 2023, further extended to February 15, 2024, subsequently further extended to August 15, 2024, April 15, 2025 and October 16, 2025 and finally extended to December 1, 2025. During the year ended December 31, 2023, the Company paid $40,000 to Zhiyi Zhang. The loan balance as of March 31, 2026 and December 31, 2025 was $60,000 and $60,000. As of March 31, 2026 and December 31, 2025, the accrued interest of this loan was $18,237 and $17,053, respectively. As of the submission date, this loan has not been extended. Mr. Zhang recently resigned as President and Director and has not finalized a repayment plan with the Company.

(2)	On December 18, 2025, the Company signed one loan with Tie (James) Li for the principal amount of $70,000 with 5% interest rate. This loan is required to be paid in full before May 16, 2026, and then extended to August 16, 2026. The loan balance as of March 31, 2026 and December 31, 2025 was $70,000 and $70,000. The accrued interest of this loan as of March 31, 2026 and December 31, 2025 was $997 and $134.

On December 30, 2025, the Company signed one loan with Tie (James) Li for the total principal amount of $15,000 with 5% interest rate. This loan is required to be paid in full before April 1, 2026, originally extended to May 16, 2026, and then extended to August 16, 2026. The loan balance as of March 31, 2026 and December 31, 2025 was $15,000 and $15,000. The accrued interest of this loan as of March 31, 2026 and December 31, 2025 was $185 and $0, respectively.

(3)	On December 22, 2025, the Company signed a loan agreement with Big Lake Capital, LLC for a total principal amount of $49,000 with a 10% interest rate. The loan is unsecured and accrues interest from December 22, 2025. The Company is required to repay the loan in full by June 22, 2026. All payments are applied first to accrued interest and then to principal. In the event of default, the outstanding principal and accrued interest may be accelerated and become immediately due at the lender’s option. Additionally, the loan includes a debt forgiveness provision, whereby the loan may be forgiven in full if the Company invests an amount equal to or greater than the loan proceeds into the Company. The loan balance as of March 31, 2026 and December 31, 2025 was $49,000 and $49,000, and the accrued interest as of March 31, 2026 and December 31, 2025 was $1,329 and $121.

Interest expense for short-term loans - related parties amounted to $3,440 and $2,579 during the three months ended March 31, 2026 and 2025, respectively.

Convertible notes — related party

On April 11, 2025, the Company signed a convertible promissory note agreement with Big Lake. Big Lake is a related party controlled by Tie “James” Li, Chairman and CEO of the Company. The agreement calls for up to $2,000,000 in financing with an initial tranche of $600,000. The amount funded can be converted into shares of the Company at a conversion price equal to 110% of the end of the trading date. The rate of interest is 10% and the note matures in one year. As consideration for entering into the convertible promissory note agreement, the Company issued warrants to purchase up to 10,101,010  shares of common stock at an exercise price the same as conversion price of $0.198 - the price equal to 110% of the reported closing price of the Company’s Common Stock on the closing date of the Initial Tranche, if the Company draws down the full amount of the note. As of March 31, 2026, the balance of this note was $321,161 and the balance of accrued interest was $94,904.

In connection with the acquisition of Zak Properties as stated in Note 6 – Asset acquisition under common control, the Company issued a convertible promissory note in the aggregate principal amount of $3,000,000 as consideration of the acquisition of Zak Properties. The note bears an annual interest charge of 10% with a maturity date of September 18, 2027. Principal and accrued interest can be converted into shares of common stock of the Company at a 20% discount to lowest trading prices with a 20 day look back at any time on or following the issue date of the convertible note. As of March 31, 2026 and December 31, 2025, the principal balance of this note was $3.0 million and $3.0 million, respectively, and accrued interest was $160,274 and $86,301, respectively.

Interest expense for convertible notes - related party amounted to $168,877 and $0 during the three months ended March 31, 2026 and 2025, respectively.

Note 12 — Income taxes

As of March 31, 2026 and December 31, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended March 31, 2026 and 2025 were 0.0% and (0.1)%, respectively.   The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets. The Company continues to maintain a full valuation allowance against its deferred tax assets due to historical losses and uncertainty around future taxable income.

Note 13 — Series A, D, and F preferred shares subject to possible redemption

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

On October 29, 2025, the Company entered into a Securities Purchase Agreement with a third party (“Series F Investor”), whereby the Series F Investor agreed to purchase 500 shares of Series F preferred stock, $0.0001 par value per share (the “Series F Shares”), at a purchase price of $1,000 per Series F Share. On the initial closing, the Series F Investor purchased five hundred (500) Series F Shares for a purchase price of $500,000. As of March 31, 2026, the Company had received $450,000 of the purchase proceeds; however, no Series F Shares had been issued as of that date, and the amount received is presented as redeemable convertible stock on the unaudited condensed consolidated balance sheets.

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

As of March 31, 2026, the Series A, D, and F preferred shares subject to possible redemption reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Balance as of January 1, 2026	$1,458,233
Series A preferred shares	(67,200)
Series D preferred shares	-
Series F preferred shares	50,000
Cumulative dividend	26,075
Balance as of March 31, 2026	$1,467,108

On October 28, 2025, the Investor converted 46 Series A preferred shares into 690,000 shares of common stock at a conversion price of $0.08 per share.

On January 2, 2026, the Investor converted 50 Series A preferred shares into 1,205,788 shares of common stock at a conversion price of $0.04 per share.

On March 16, 2026, the Investor converted 6 Series A preferred shares into 10,000,000 shares of common stock at a conversion price of $0.0006 per share.

Note 14 — Equity

Reverse recapitalization

The total number of shares which the Company shall have the authority to issue is one billion and one million (1,001,000,000) shares of two classes of capital stock to be designated respectively preferred stock (“Preferred Stock”) and common stock (“Common Stock”). The total number of shares of Common Stock the Company shall have authority to issue is 1,000,000,000 shares, par value $0.0001 per share. The total number of shares of Preferred Stock the Company shall have authority to issue is 1,000,000 shares, par value $0.0001 per share. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. As a result of the Merger as described in note 1, all share and per share data has been retroactively restated to reflect the current capital structure of the Company.

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

Pursuant to board resolution dated November 18, 2024, the Company approved the issuance of 75,757 restricted shares of common stock, par value $0.0001 per share to PX SPAC Capital Inc. for one- year service to be provided related to business consulting and advisory. The shares shall be issued pursuant to the 2024 Incentive Plan. The fair value of the shares granted was approximately $200,000 at $2.64 per share. Stock compensation expenses for the three months ended March 31, 2026 and 2025 amounted to $0 and $49,315, respectively.

On July 22, 2025, the Company entered into a two-month consulting agreement with Root Ventures LLC. In exchange for curation services to be provided under the agreement, the Company issued 439,833 restricted shares of common stock (valued at approximately $22,519 based on a fair value of $0.0512 per share) on July 25, 2025, as consideration for the services.

On October 29, 2025, the Company entered into a consulting agreement with Huanfu Cui (the “Consultant”), pursuant to which the Consultant agreed to provide financing advisory services, including presenting tailored financing options, reviewing deal-related documents, and coordinating with lenders to facilitate financing transactions. As compensation, the Company agreed to issue the Consultant 1,000,000 shares of restricted common stock, which vested in full upon execution of the agreement. The fair value of the shares granted was approximately $425,000 at $0.425 per share. Stock compensation expenses for the three months ended March 31, 2026 amounted to $104,795.

For the three months ended March 31, 2026 and 2025, the Company recorded stock compensation expenses of $104,795 and $84,936. Those stock compensation expenses are included in the Company’s operating expenses.

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

On May 7, 2025, the Company entered into the equity financing agreement (or the “EPFA”), with GHS Investments, LLC, a Nevada limited liability company (the “Investor”), in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), pursuant to the EPFA. On July 25, 2025, the Company entered into the (the “Amended EPFA”) with the “investor, which amends and supersedes the previously disclosed Equity Financing Agreement (“EPFA”), dated as of May 6, 2025, by and between the Company and the Investor, in connection with an equity line of credit (“ELOC”) for up to $20,000,000 (the “Commitment Amount”), for a period of 24 months from the effective date of the registration statement (the “Registration Statement”) registering the shares of Common Stock relating to the EPFA (the “Term”), or July 15, 2027. During the Term, the Company has the right, but not the obligation, from time to time at its sole discretion, to direct Investor, by delivery of an irrevocable written notice (“Purchase Notice”) to purchase shares of the Company’s Common Stock (each a “Purchase”). The maximum dollar amount of each Purchase will not exceed two hundred percent (200%) of the average daily trading dollar volume for the Common Stock during the ten (10) consecutive trading days preceding the Purchase Notice. Prior to the Amended EPFA, no Purchase would be made in an amount equaling less than ten thousand dollars ($10,000) or greater than five hundred thousand dollars ($500,000). The parties entered into the Amended EPFA solely to increase such Purchase amount from $500,000 to $2,000,000. The Company also agrees to issue one percent (1%) of the total Commitment Amount at a fixed price equaling ninety-five (95%) of the VWAP for the trading day preceding the execution of Agreements as an equity incentive (“Commitment Shares”). The Company accounted for the Commitment Shares as finance expense to obtain the ELOC. The Company has not issued the shares as of March 31, 2026. The change in fair value of the shares to be issued on July 25, 2025 to March 31, 2026 is recorded in the Company’s consolidated statements of operations and comprehensive income (loss). Fair value is determined using the quoted market price of the Company’s shares which is a level 1 input.

Commitment shares to be issued:
Beginning balance as of December 31, 2025	$171,160
Change in fair value of commitment shares to be issued	(168,048)
Ending balance as of March 31, 2026	$3,112

For the three months ended March 31, 2026, the Company sold 14,636,713 shares of its common stock, net proceeds to the Company amounting to $78,752.

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

On January 13, 2025, the exercise price for the Series A warrant has been reset to $0.6708. Total number of issued shares for Series A warrants and Series B warrants had been adjusted to 4,472,270 and 3,577,817.

In January 2025, a total of 1,289,916 Series A warrants and 549,107 Series B warrants were exercised for 1,839,023 shares of common stocks for a total consideration of $865,423.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
US$
December 31, 2025	6,098,391	6,098,391	$11.42	3.93
Adjustment	-	-	-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
March 31, 2026	6,098,391	6,098,391	$11.42	3.68

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
			US$
December 31, 2024	1,631,025	1,631,025	$28.21	3.94
Adjustment	1,039,258	1,039,258	0.47	4.37
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	(1,839,023)	(1,839,023)	0.47	-
March 31, 2025	831,260	831,260	$52.09	4.47

Note 15 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2026 and December 31, 2025, $44,660 and $90,786, respectively, were deposited with various major financial institutions in the United States. The amount in excess of the FDIC insurance was $0 as of March 31, 2026 and December 31, 2025.

Accounts receivable is typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

During the three months ended March 31, 2026 and 2025, the major customers of the Company are as below. Iluminar is a related party of the Company since April 11, 2023, as disclosed in Note 11— Related party transactions.

	For the Three Months Ended March 31, 2026 (Unaudited)	As of March 31, 2026 (Unaudited)
	Percentage of Revenue	Percentage of Accounts Receivable
Customer C	-%	84%
Pharm Fresh LLC	46%	-%
Elevated Equipment Supply – MI	-	14%
Hydrotek Arizona LLC	22%	-%

	For the Year Ended December 31, 2025 (Audited)	As of December 31, 2025 (Audited)
	Percentage of Revenue	Percentage of Accounts Receivable
Customer C	32%	28%
RapidGrow LED Technologies	<10%	23%
SAC Projects, Inc.	<10%	18%
Concentrated Services LLC	<10%	13%
House of Clones, Inc	<10%	11%

	For the Three Months Ended March 31, 2025 (Unaudited)	As of March 31, 2025 (Unaudited)
	Percentage of Revenue	Percentage of Accounts Receivable
Customer A	<10%	33%
Customer C	42%	<10%
Customer K	<10%	10%
Customer L	14%	<10%
Iluminar	<10%	30%

During the three months ended March 31, 2026 and 2025, the major vendors of the Company are as below. Iluminar is a related party of the Company. Megaphoton was not a related party prior to February 2, 2026, but became a related party following the debt settlement transaction disclosed in Note 5 and Note 17, as a result of Mr. Du becoming the President and a member of the board of directors of the Company.

	For the Three Months Ended March 31, 2026 (Unaudited)	As of March 31, 2026 (Unaudited)
	Percentage of Purchases	Percentage of Accounts Payable
Iluminar	40%	10%
HangZhou HanGuang Illumination	60%	-%
Vendor C	-%	36%
Vendor A	-%	26%
Vendor B	-%	10%

	For the Year Ended December 31, 2025 (Audited)	As of December 31, 2025 (Audited)
	Percentage of Purchases	Percentage of Accounts Payable
Vendor A	<10%	10%
Vendor C	<10%	14%
Vendor D	51%	<10%
Iluminar	40%	<10%
Megaphoton Inc.	<10%	53%

	For the Three Months Ended March 31, 2025 (Unaudited)	As of March 31, 2025 (Unaudited)
	Percentage of Purchases	Percentage of Accounts Payable
Vendor A	<10%	12%
Vendor E	42%	<10%
Iluminar	33%	<10%
Megaphoton Inc.	<10%	53%

Note 16 — Lease

The Company follows ASC 842 Leases. The Company has entered into lease agreements for an office in California. $109,711 and $133,889 of operating lease right-of-use assets and $122,641 and $137,011 of operating lease liabilities were reflected on the March 31, 2026 and December 31, 2025 consolidated balance sheets, respectively.

On April 11, 2024, the Company entered into a lease agreement for an office located in California. The lease term was from May 1, 2024 to April 30, 2027. The lease payments are $8,528 per month for the period commencing May 1, 2024 and ending April 30, 2025, $8,784 per month for the period commencing May 1, 2025 and ending April 30, 2026, $9,047 per month for the period commencing May 1, 2026 and ending April 30, 2027. During the three months ended March 31, 2026, the Company paid two months’ rent totaling $17,567; one month’s payment of $8,784 was deferred and remains accrued.

As of March 31, 2026 and December 31, 2025, the weighted-average remaining operating lease term of its existing leases is approximately 1.08 years and 1.33 years, respectively. As of March 31, 2026 and December 31, 2025, the average discount rate of its existing leases is approximately 6.76% and 6.76%, respectively.

Lease cost	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Operating lease cost (included in Cost of Revenue and Other Expense in the Company’s Statement of Operations and Comprehensive Income (Loss))	$26,358	$121,945
Other information
Cash paid for amounts included in the measurement of lease liabilities	17,567	26,487
Weighted average remaining term in years	1.08	1.92
Average discount rate – operating leases	6.76%	6.98%

The supplemental balance sheet information related to leases for the period is as follows:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Operating leases
Right of use asset	109,711	133,889
Lease Liability – current portion	113,645	101,327
Lease Liability – net of current portion	8,996	35,684
Total operating lease liabilities	$122,641	$137,011

Maturities of the Company’s lease liabilities are as follows:

Twelve months ended March 31,	Operating Lease
2027	$118,103
2028	9,047
Thereafter	-
Less: Imputed interest/present value discount	(4,509)
Present value of lease liabilities	$122,641

Note 17 — Commitments and Contingencies

Except as disclosed below, the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business. While the Company does not believe any currently pending legal proceedings, other than those disclosed below, will have a material adverse effect on its business, financial condition, or results of operations, there can be no assurance that future matters will not arise or that any such matters will not at some point proceed to litigation and have a material adverse effect on the Company.

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

On February 2, 2026, in connection with the Settlement and Mutual Release Agreement with Megaphoton and the related employment agreement with Jinlong Du as President of the Company, the Company agreed to issue i)15 million shares of its common stock to Mr. Du, ii) $300,000 in cash and iii) use best efforts to uplist its common stock within 180 days or issue an additional 15,000,000 shares if such uplisting is not approved. Refer to Note 5 — Debt Settlement with Megaphoton for further details. For the three months ended March 31, 2026, the Company has accrued the 15 million shares for a fair value of $750,000 for shares to be issued and $300,000 payable in cash. Management and legal counsel have evaluated the agreement, including the uplisting requirement and related alternative share issuance provision, and concluded that the potential issuance of the additional 15,000,000 shares represents a reasonably possible contingency as of March 31, 2026. Accordingly, no liability has been recorded for the additional shares at this time.

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

As of May 22, 2026, the mortgage loan owed by Upland 858 LLC to BMO Bank, is past due. Upland 858 LLC is the landlord to Visiontech Group LLC. On April 5, 2026 BMO Bank closed the bank account associated with Upland 858 LLC. The Law Offices of Richard G. Witkin APC, on behalf of the Lender and Beneficiaries, have sent a notice of default letter to the principals of Upland 858 LLC.

Originally filed March 11, 2026 and served afterwards, Bloc Dispensary LLC, a customer of Visiontech Group Inc., filed in the Superior Court of California, County of San Bernardino, a complaint relating to its prior order of LED lights. The complaint alleges breach of express warranty and breach of implied warranty of merchantability and includes a request for a jury trial. The Company has retained counsel to defend against the complaint.

On April 30, 2026, 1800 Diagonal Lending LLC (“1800 Diagonal”) filed an action against the Company in the U.S. District Court for the Eastern District of Virginia alleging defaults under certain convertible promissory notes. On May 8, 2026, the Court granted a temporary restraining order requiring the Company to restore and maintain required share reserves and restricting the issuance or transfer of shares pending compliance with the reserve requirements. On May 19, 2026, the Company and 1800 Diagonal entered into a Settlement Agreement resolving the litigation, pursuant to which the parties agreed to settle approximately $791,323 of claimed indebtedness for $575,000 through a combination of cash payments and note conversions. In connection with the settlement, the Company agreed to maintain share reserves for the exclusive benefit of 1800 Diagonal, including placing 222,000,000 shares in reserve with the transfer agent upon execution of the agreement, and to increase authorized shares as necessary to satisfy future conversion and reserve requirements by July 31, 2026. The Settlement Agreement permits 1800 Diagonal to continue exercising conversion rights under the applicable notes, and upon full satisfaction of the settlement amount, the notes will be cancelled and related share reserves released to the Company. Refer to Note 10 Convertible Notes and Note 14 Equity for additional information.

Nasdaq Stock Market Delisting, Move to OTCQB and OTCID

After receiving various notification letters from Nasdaq for non-compliance on certain continued listing requirements since April 2024, the Company was delisted by Nasdaq on January 15, 2025. The Company commenced trading immediately on OTC Markets Group as an OTCQB stock. OTCQB stocks are required to maintain a minimum trade price of $0.01. The Company was issued a warning of trading below such threshold on March 17, 2026. On April 24, 2026 OTC markets notified the Company on non-compliance and moved its status to OTCID. If the Company can achieve a bid price of $0.05 for 30 consecutive days, it can be reinstated back to OTCQB.

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

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is segment profit or loss, as reported on the statements of operations and comprehensive income (loss). The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	Three Months Ended March 31,
	2026 (Unaudited)	2025 (Unaudited)

Revenues	$41,605	$1,106,819
Less:
Cost of revenues	38,685	931,519
Operating expenses:
Salary and benefits expenses	286,079	385,803
Professional fees	393,456	535,122
Stock-based compensation	104,795	82,537
Other selling, general and administrative	305,472	309,649
Provision for credit losses	982	23,283
Other income (expense):
Interest expense, net	(780,714)	(897,017)
Gain on loan extinguishment	-	40,000
Gain on debt settlement	5,070,520	-
Income taxes	-	(1,700)
Change in fair value of commitment shares to be issued	168,048
Other segment expense	(524,716)	-
Net Income (loss)	$2,845,274	$(2,019,811)

Note 19 — Subsequent events

The Company evaluated subsequent events through the date the financial statements were available to be issued and identified the following subsequent events for disclosure.

Originally filed March 11, 2026 and served afterwards, Bloc Dispensary LLC, a customer of Visiontech Group Inc., filed in the Superior Court of California, County of San Bernardino, a complaint on relating to its prior order of LED lights. The complaint alleges breach of express warranty and breach of implied warranty of merchantability and includes a request for a jury trial. The Company has retained counsel to defend against the complaint.

On April 24, 2026, The OTC Markets Group notified the Company that it is being moved from OTCQB to OTCID on market open starting April 27, 2026. If the bid price for the Company stock can meet or exceed $0.05 for 30 consecutive days, the Company can be reinstated back to OTCQB.

On April 30, 2026, 1800 Diagonal Lending LLC (“1800 Diagonal”) filed an action against the Company in the U.S. District Court for the Eastern District of Virginia alleging defaults under certain convertible promissory notes. On May 8, 2026, the Court granted a temporary restraining order requiring the Company to restore and maintain required share reserves and restricting the issuance or transfer of shares pending compliance with the reserve requirements. On May 19, 2026, the Company and 1800 Diagonal entered into a Settlement Agreement resolving the litigation, pursuant to which the parties agreed to settle approximately $791,323 of claimed indebtedness for $575,000 through a combination of cash payments and note conversions. In connection with the settlement, the Company agreed to maintain share reserves for the exclusive benefit of 1800 Diagonal, including placing 222,000,000 shares in reserve which was recorded by the transfer agent on May 18, 2026, and to increase authorized shares as necessary to satisfy future conversion and reserve requirements by July 31, 2026. Another term requires the Company to pay $50,000 within five business days after the execution of the Settlement Agreement. The Settlement Agreement permits 1800 Diagonal to continue exercising conversion rights under the applicable notes, and upon full satisfaction of the settlement amount, the notes will be cancelled and related share reserves released to the Company.

As of May 27, 2026, the mortgage loan owed by Upland 858 LLC to BMO Bank, is past due. Upland 858 LLC is the landlord to Visiontech Group LLC. On April 5, 2026 BMO Bank closed the bank account associated with Upland 858 LLC. The Law Offices of Richard G. Witkin APC, on behalf of the Lender and Beneficiaries, have sent a notice of default letter to the principals of Upland 858 LLC.

The Company has restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, to appropriately include the recording of certain short-term loan and related party receivable. The original financial statements were included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025, and the restated financial statements were filed in the Company’s Amendment No.1 on Form 10-Q/A filed with the SEC on April 14, 2026.

On May 26, 2026, George Yutuc resigned as the CFO of the company, effective May 27, 2026. Tie (James) Li subsequently has been appointed as the interim CFO of the company, effective immediately.

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

The Company acquired a commercial office building in Toledo, Ohio in September 2025. The building is the highest office tower in Toledo and is rented to a local court, major law firms and other tenants. We started recognizing office rental income and related espenses starting in the fourth quarter of 2025.

We operate mainly through three subsidiaries in California, Visiontech, Hydroman and Zak Properties LLC. Visiontech is known for the brand “eFinity” and provides high-efficiency and high-quality grow lights, grow media, fixtures and other related equipment; Hydroman supplies commercial greenhouse developers and owners with professional lighting technology and equipment. On November 11, 2024, Hydroman, Inc. changed its name to Hydroman Electric Corporation and will focus on business of electric vehicles distribution. Zak Proprties LLC owns the building in Toledo Ohio.

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

Asset acquisition of Zak Properties, LLC

On September 18, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Big Lake Capital LLC (“Big Lake”), pursuant to which, the Company agreed to purchase from Big Lake all of the membership interests of Zak Properties, LLC, an Ohio limited liability company (“Zak Properties”), which in turn owns certain real property located in the State of Ohio, commonly known as 405 Madison Ave. with equity and debt financing. The Company’s Chief Executive Officer and Chairman, Tie (James) Li, is the sole member of Zak Properties prior to the sale. As such we recorded the acquisition of the property at cost. Nature’s Miracle issued 5,000 Series B and 9,500 Series C Preferred Shares to Big Lake, assumed 2.6 million in loans and also signed a new note of $3 million.

We acquired Zak Properties in order to strengthen our balance sheet, generate rental income to provide us a steadier stream of cashflow, and to have the ability to obtain real estate loans to augment our capital needs.

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2026 and 2025

The following table presents certain combined statement of operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months Ended			Percentage
	2026	2025	Change	Change
Revenues	41,605	1,106,819	(1,065,214)	(96.2)%
Cost of revenues	38,685	931,519	(892,834)	(95.8)%
Gross profit	2,920	175,300	(172,380)	(98.3)%
Selling, general and administrative expenses	1,089,802	1,313,111	(223,309)	(17.0)%
Provision for credit losses	982	23,283	(22,301)	(95.8)%
Loss from operation	(1,087,864)	(1,161,094)	73,230	6.3%
Total other income (expense), net	3,933,138	(857,017)	4,790,155	(558.9)%
Income (loss) before income taxes	2,845,274	(2,018,111)	4,863,385	(241.0)%
Total provision for income taxes	-	1,700	(1,700)	(100.0)%
Net income (loss)	2,845,274	(2,019,811)	4,865,085	(240.9)%
Gross profit % of revenues	7.0%	15.8%
Net income (loss) % of revenues	6838.6%	(182.5)%
Basic earnings (loss) per share	0.02	(0.43)
Diluted earnings (loss) per share	0.01	(0.43)

Revenue

Revenue for the three months ended March 31, 2026 decreased by 96.2% to $41,605 as compared to $1,106,819, for the three months ended March 31, 2025. Revenue declined due to cash constraints that restricted inventory purchases; as we were mainly selling our inventory on hand. The Company is seeking additional financing in second quarter to replenish inventory, and management expects the revenue situation to improve once inventory levels are restored.

For the three months ended March 31, 2026 and 2025, we had 6 and 47 customers, respectively. Average revenue per customer for the three months ended March 31, 2026 and 2025 were $6,934 and $23,549, respectively. Our revenue from top 5 customers for the three months ended March 31, 2026 was $41,330 compared to $831,086 for the three months ended March 31, 2025, representing a decrease of 95.0%. The lower average sale and decreased revenue from top 5 customer are reflective the impact of limited inventory availability.

Costs of Revenue

Costs of revenue for the three months ended March 31, 2026 decreased 95.8% to $38,685 as compared to $931,519 for the three months ended March 31, 2025. Cost of revenue decreased primarily due to the decrease in revenue, which was in turn primarily driven by lower sales volume of our products due to limited inventory availability.

Gross Profit

Gross profit was $2,920 for the three months ended March 31, 2026, compared to $175,300 for the three months ended March 31, 2025. Gross margin decreased to 7.0% for the three months ended March 31, 2026 from 15.8% for the three months ended March 31, 2025. The decrease in gross profit was primarily attributable to the significant decline in revenue during the period. The decrease in gross margin was primarily due to limited working capital, which restricted the Company’s ability to purchase higher-margin products.

Operating expenses

Operating expenses for the three months ended March 31, 2026 decreased 18.4% to $1,090,784 as compared to $1,336,394 for the three months ended March 31, 2025. The decrease was mainly due to following reasons:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 decreased 17.0% to $1,089,802 as compared to $1,313,111 for the three months ended March 31, 2025. The decrease was mainly due to decrease in professional fees of $148,018, mainly related to lower spending on public relations and SEC filing activities; and a decrease in payroll expenses of $146,760 resulting from a reduced headcount, which offset by increase in depreciation expenses of $106,180, resulting from increased building improvement from acquisition of Zak Properties.

Provision for credit losses

Provision for credit losses for the three months ended March 31, 2026 decreased 95.8% to $982 as compared to $23,283 for the three months ended March 31, 2025. The decrease was primarily due to the full allowance of long-aged accounts receivable previously deemed uncollectible, resulting in lower incremental credit loss provisions during the current period.

Other Income (Expense)

Other income (Expense) primarily consist of net interest expense, gain on loan extinguishment, gain on debt settlement and change in fair value of commitment shares to be issued. Other Income for the three months ended March 31, 2026 was $3,933,138 as compared to other expense of $857,017 for the three months ended March 31, 2025, representing an increase of $4,790,155, or 558.9%. The increase was mainly due to the increase in gain on debt settlement of $5,070,520; the increase in change in fair value of commitment shares to be issued of $168,048, offset by the increase in other expense of $524,716, the decrease in gain on loan extinguishment of $40,000.

Interest expense for the three months ended March 31, 2026 and 2025 were $780,714 and $897,017, respectively; decreased due to multiple high interest loans got terminated in 2025. As of March 31, 2026 and 2025, the short-term loan balances were approximately $4.8 million and $2.6 million, respectively. As of March 31, 2026 and 2025, the high-rate factoring loans balances were approximately $0.8 million and $1.1 million, respectively. The decrease in higher-rate factoring loans in the current period and the decrease in overall loan balances contributed to the decrease in interest expense.

Gain on loan extinguishment for the three months ended of March 31, 2026 and 2025 were $0 and $40,000, respectively. The decrease was due to the extinguishment of a short-term loan, which was paid off with a new loan, and the cancellation of a convertible note in 2025.

Gain on debt settlement for the three months ended of March 31, 2026 and 2025 were $5,070,520 and $0, respectively. The increase was due to a gain recognized in connection with the settlement of litigation with Megaphoton, Inc., whereby the Company issued equity, made cash payments, and entered into related arrangements to resolve outstanding obligations.

Change in fair value of commitment shares to be issued for the three months ended of March 31, 2026 and 2025 were $168,048 and $0, respectively

Other expenses for the three months ended March 31, 2026 and 2025 were $524,716 and $0, respectively, primarily consisting of rental expense from Zak Properties.

Income Tax Expense

Our income tax expense was amounted to $0 and $1,700 for the three months ended March 31, 2026 and 2025, respectively.

The effective tax rate for the three months ended March 31, 2026 and 2025 were 0.0% and (0.1)%. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets from our operating losses.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share for the three months ended March 31, 2026 was $0.02, compared to basic loss per share of $(0.43) for the three months ended March 31, 2025. Diluted earnings per share for the three months ended March 31, 2026 was $0.01, compared to diluted loss per share of $(0.43) for the three months ended March 31, 2025. The improvement in both basic and diluted earnings per share was primarily attributable to net income recognized during the three months ended March 31, 2026, which was mainly driven by the non-recurring gain on debt settlement. The difference between basic and diluted earnings per share for the three months ended March 31, 2026 was primarily due to the inclusion of potentially dilutive securities, including convertible notes and preferred shares, which increased the diluted weighted average number of common shares outstanding.

Net Income (Loss)

Net Income for the three months ended March 31, 2026 was $2,845,274 as compared to net loss of $2,019,811 for the three months ended March 31, 2025, representing an increase of $4,865,085. The increase was primarily due to a gain on debt settlement.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through debt financing from financial institution and related parties. As of March 31, 2026, we had $45,695 in cash which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. Our working capital deficit was $17,685,917 as of March 31, 2026.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. Although the Company reported net income of $2,845,274 for the three months ended March 31, 2026, primarily due to a gain on debt settlement of $5,070,520, the Company continues to incur operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the our ability to continue as a going concern. Our actual revenue for the three months ended March 31, 2026 and 2025 was approximately $42,000 and $1.1 million, respectively. Such volume and relatively low gross profit margins are not enough to support high administrative costs relating to our going public and expenses as a public company. We have raised equity capital twice in 2024 but utilized most proceeds towards repayment of debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

●	financial support from our related parties and shareholders;

●	other available sources of financing from banks and other financial institutions;

●	equity financing through capital market

We have a $20 million equity financing program (“ELOC”) with GHS Investments, LLC and this was declared effective by SEC. The Company can draw on this facility for its working capital needs and others.  The Company received $78,752 and nil for the three months ended March 31, 2026 and 2025 under this facility, with approximately $19.7 million of credit still available.

We have access to investors who are providing convertible note financing for public companies and we have been utilizing the convertible note for part of our financing needs.

Our shareholder also offers support for the Company. Big Lake Capital, LLC, a related party controlled by Tie Li (our Chairman and CEO) entered into a $2 million Convertible Promissory Note on April 11, 2025 with the initial tranche of $600,000. We have borrowed $170,000 and nil for the three months ended March 31, 2026 and 2025 under this note, with $1,016,400 of credit still available.

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

Cash Flows

The following tables set forth our selected unaudited condensed consolidated cash flow data for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	US$	US$
Net cash used in operating activities	(1,605,615)	(594,171)
Net cash used in investing activities	(1,000,000)	(300,000)
Net cash provided by financing activities	2,553,574	491,297
Effect of exchange rate changes	42	395
Net change in cash	(51,999)	(402,479)
Cash and cash equivalents, at the beginning of period	97,694	420,131
Cash and cash equivalents, at the end of period	45,695	17,652

Operating Activities

Net cash used in operating activities was approximately $1.6 million for the three months ended March 31, 2026. The Company reported net income of approximately $2.8 million for the period; however, this included a non-cash gain on debt settlement of approximately $5.1 million related to the Megaphoton debt settlement, which was deducted in the reconciliation of net income to net cash used in operating activities. Cash outflows from operating activities were primarily driven by an increase in other receivables—related parties of approximately $0.2 million, partially offset by non-cash adjustments totaling approximately $0.6 million, including depreciation expense, provision for credit losses, amortization of debt issuance costs, stock-based compensation expense, and amortization of operating right-of-use assets, as well as an increase in other payables and accrued liabilities of approximately $0.6 million primarily related to accrued professional fees and accrued interest on long-term loans and convertible notes.

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

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities amount to $1,000,000 which was primarily for increased building improvement of $1,000,000.

For the three months ended March 31, 2025, net cash used in investing activities amount to $300,000 which was primarily for deposit from investment of Future Tech.

Financing Activities

Net cash provided by financing activities was approximately $2.6 million for the three months ended March 31, 2026. The increase in net cash provided was primarily a result of increase long-term loan borrowing of approximately $5.0 million, proceeds from capital contribution in advance of approximately $0.05 million, proceeds from shares issued under equity line of credit of approximately $0.08 million, net proceeds from convertible notes borrowing of approximately $0.2 million offset by repayments on short-term loan from third parties of approximately $2.8 million.

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

Non-cash transactions

Non-cash transactions primarily consisted of conversion of convertible notes into shares of $388,071 and debt settlement of third party’s debt of $6,120,520.

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

Long-lived assets impairment

The Company reviews the impairment of its long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. As of March 31,2026 and 2025, we determined there was no impairment as we estimated disposal value of our assets (mainly two buildings) exceed carrying value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026, due solely to the material weakness in our internal control over financial reporting related to (i) a lack of effective risk assessment process; (ii) a lack of effective overall control environment; (iii) a lack of controls over monitoring; (iv) a lack of human resources within finance and accounting functions leading to lack of segregation of duties; (v) a lack of information technology control design and operating effectiveness; (vi) a lack of controls or ineffectively designed controls impacting financial reporting; (vii) an inadequate control over proper revenue recognition and purchase cutoff; and (viii) a lack of controls over income tax. We plan to continue to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. generally accepted accounting principles (“GAAP”) and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors, and strengthening corporate governance.

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

Originally filed March 11, 2026 and served afterwards, Bloc Dispensary LLC, a customer of Visiontech Group Inc., filed in the Superior Court of California, County of San Bernardino, a complaint relating to its prior order of LED lights. The complaint alleges breach of express warranty and breach of implied warranty of merchantability and includes a request for a jury trial. The Company has retained counsel to defend against the complaint.

On April 30, 2026, 1800 Diagonal Lending LLC (“1800 Diagonal”) filed an action against the Company in the U.S. District Court for the Eastern District of Virginia alleging defaults under certain convertible promissory notes. On May 8, 2026, the court granted a temporary restraining order requiring the Company to restore and maintain required share reserves under the applicable notes and restricting the issuance or transfer of shares pending compliance with the reserve requirements. On May 19, 2026, the Company and 1800 Diagonal entered into a Settlement Agreement resolving the litigation, pursuant to which the parties agreed to settle approximately $791,323 of claimed indebtedness for $575,000 through a combination of cash payments and note conversions. In connection with the settlement, the Company agreed to maintain share reserves for the exclusive benefit of 1800 Diagonal, including placing 222,000,000 shares in reserve which was recorded by the transfer agent on May 18, 2026, and to increase authorized shares as necessary to satisfy future conversion and reserve requirements by July 31, 2026. Another term requires the Company to pay $50,000 within five business days after the execution of the Settlement Agreement. The Settlement Agreement permits 1800 Diagonal to continue exercising conversion rights under the applicable notes, and upon full satisfaction of the settlement amount, the notes will be cancelled and related share reserves released to the Company.

ITEM 1A. RISK FACTORS

We have incurred substantial operating losses since 2022 and there is doubt about our ability to continue as a going concern.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2022. For the fiscal years ended December 31, 2024 and December 31, 2025 we incurred substantial losses as shown in our 10K financial statement section. Our actual revenue for the year ended December 31, 2024 and 2025 was approximately  $9.3 million and $1.7 million, respectively. Such declining and low volume combined with low gross profit margins are not enough to support high administrative costs relating to our expenses as a public company and regular operating expenses. We raised equity capital twice in 2024 but utilized most proceeds towards repayment of debt incurred in the going-public merger, higher corporate costs and paying interest and principal on short-term loans. We also raised money in 2025 by issuing convertible debt and convertible Preferred Equity. We have drawn on our Equity Line of Credit but these were relatively small amounts that fund daily operations or repay maturing interest and debt. We also secured a $5 million real estate loan but the proceeds were used to refinanced prior outstanding loans and for expenditure on leasehold improvements. Due to the negative cash flow, our financial position is under pressure, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. If we are unable to realize our assets within the normal operating cycle of a twelve (12) month period, we may have to consider supplementing our available sources of funds through the following sources:

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

Our stock has a very low trading price and has been moved to lower tier levels at OTC Markets.

Even after a reverse stock split in November 2024, our stock continues to trade at low levels. We failed to meet the listing requirements of the Nasdaq Market and was delisted in January 2025. Our stock went below .01 per share in 2026 and consequently, the OTC Markets Group moved us from OTCQB to OTCID, the latter is for Companies trading below .01 per share.

We anticipate capital raises via share issuances to be difficult based on the low trading price and lower attractiveness of OTCID traded stocks, The lower trading price will also affect the conversion price provided to convertible loan lenders necessitating much higher number of share issuances which further dilutes our current shareholders.

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is past due on its loan to Newtek Business Services Holdco 6, The 10-year loan calls for monthly payments and none have been made in 2026. In a confirmation letter dated March 4, 2026 signed by Jeff Norman, VP at Newtek Bank Orlando Florida office, the interest is paid thru March 18, 2025. The Bank has updated a new penalty interest rate of 18.39%.. This letter also confirms a due date of April 1, 2025. The original due date was July 1, 2033.The loan is personally guaranteed by Tie Li, CEO and Zhiyi Zhang, former president. The loan is also secured by a trust deed on the property leased to Visiontech Group Inc., subsidiary of the Company; the lessor and owner of the real estate is 858 Upland LLC, a related entity controlled by Zhiyi Zhang and two LLC partners.

1800 Diagonal Lending LLC (“Lender”) is a convertible note lender to the Company. The Lender has given notice of a loan default with a cross-default provision with other loans outstanding. Due to the very low trading price of the Company stock, the Lender has requested that additional share reserves be recorded by Continental Stock Transfer and Trust (“Transfer Agent”) for use in converting its loans into common shares under the terms of the notes. On May 8, 2026, the Lender was granted a Temporary Restraining Order by a court in Virginia to freeze issuances on shares and new reserves submitted to the Transfer Agent. The Transfer Agent confirmed receiving such court order on May 12, 2026 and notified the Company. On May 19, 2026, the Company and 1800 Diagonal entered into a Settlement Agreement resolving the litigation, pursuant to which the parties agreed to settle approximately $791,323 of claimed indebtedness for $575,000 through a combination of cash payments and note conversions. In connection with the settlement, the Company agreed to maintain share reserves for the exclusive benefit of 1800 Diagonal, including placing 222,000,000 shares in reserve, which was recorded by the Transfer Agent on May 18, 2026, and to increase authorized shares as necessary to satisfy future conversion and reserve requirements by July 31, 2026. Another term requires the Company to pay $50,000 within five business days after the execution of the Settlement Agreement. The Settlement Agreement permits 1800 Diagonal to continue exercising conversion rights under the applicable notes, and upon full satisfaction of the settlement amount, the notes will be cancelled and related share reserves released to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S MIRACLE HOLDING INC.

Dated: May 27, 2026	/s/ Tie (James) Li
Tie (James) Li
Chief Executive Officer (Principal Executive Officer)

Dated: May 27, 2026	/s/ Tie (James) Li
Tie (James) Li
Interim Chief Financial Officer (Principal Financial and Accounting Officer)